Form 10-Q
period 2021-03-31
Metals Acquisition Corp
filed 2021-09-10
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

METALS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40685	98-1589041
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

425 Houston Street, Suite 400
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

(817) 698-9901
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Shares of Class A ordinary share, included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	MTAL WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 10, 2021, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10-Q

For the Quarter Ended March 31, 2021

2

METALS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021
Assets
Cash	$150,000
Deferred Offering Costs	173,106
Total assets	$323,106

Liabilities and Shareholder's Equity
Accrued offering costs and expenses	$155,000
Advances from related parties	150,000
Total current liabilities	305,000

Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(6,894)
Total shareholder's equity	18,106

Total Liabilities and Shareholder's Equity	$323,106
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

For the period from March 11,
2021 (Inception) to March 31,
2021

Formation costs	$6,894
Net loss	$(6,894)

Basic and diluted weighted average shares outstanding(1)	6,250,000
Basic and diluted net loss per ordinary share	$(0.00)
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statement.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholder's
	Shares(1)	Amount	Capital	Deficit	Equity

Balance as of March 11, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary share issued to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021 (unaudited)	7,187,500	$719	$24,281	$(6,894)	$18,106
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

For the period from March
11, 2021 (Inception) to
March 31, 2021
Cash flows from operating activities:
Net loss	$(6,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	6,894
Net cash used in operating activities	—

Cash flows from financing activities:
Advances from related parties	150,000
Net cash provided by financing activities	150,000

Net change in cash	150,000
Cash, beginning of the period	—
Cash, end of the period	$150,000

Supplemental non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,106
Deferred offering costs included in accrued offerings costs and expenses	$155,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

5

METALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Metals Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on March 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (IPO), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Green Mountain Metals LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 28, 2021 (the “Effective Date”). On August 2, 2021, Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, which is discussed in Note 3.

The underwriters have a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments, if any.

Substantially with the closing of the IPO, the Company completed the private sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Certain qualified institutional buyers or institutional accredited investors who are unaffiliated with the management team (“Anchor Investors”) each expressed an interest to purchase up to 9.9% of the Units sold in the IPO at the public offering price of the Units offered,. The Anchor Investors purchased a total of 19,575,000 Units or 78.3% of the outstanding Units following this offering (assuming no exercise of the over-allotment option), generating $195,750,000 in proceeds, with $191,835,000 deposited in the Trust account, net of underwriters’ commission.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests of an aggregate of 1,272,500 founders shares to all Anchor Investors combined. Membership interest were sold at approximately $0.003 per founder share for $1,273. The sale of the membership interest to the Anchor Investors is interest in the Sponsor (and indirect interest in the Company via the Sponsor’s ownership of founder shares) and no new founder shares were issued therefore, the sale of the membership interest to the Anchor Investors had no direct effect on the financial statements.

The Company estimated the aggregate fair value of these founder shares attributable to Anchor Investors to be $11,107,653, or $8.73 per share. The founder shares purchased by the Anchor Investors represent a capital contribution by the Sponsor for the benefit of the Company and are recorded as offering costs and reflected as a reduction to the proceeds from the offering and offering expense in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A.

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds to between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values.  The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs allocated to the warrants was charged to the Company’s current period statements of operations.

The maximum purchase of 60% in aggregate of the Units sold in the IPO, or 15,000,000 Units and the sales of membership interest by the Sponsor are collectively called (“Anchor Investment”).

Transaction costs of the IPO amounted to $14,504,126 consisting of $5,000,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $754,126 of other offering costs. Of the transaction costs, $833,082 is included within accumulated deficit and $13,671,044 is included in additional paid in capital.

A total of $250,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Upon the closing of the IPO, the Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts previously disbursed to management for working capital purposes, if permitted, and excluding the amount of deferred underwriting discounts and commissions held in trust) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, management has agreed that an aggregate of $10.00 per Unit sold in the IPO will be held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed

Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The public shareholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold, (ii) to waive their redemption rights with respect to any founder shares and any public shares purchased during or after the IPO in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $150,000 in cash and a working capital deficit of $155,000 (excluding deferred offering costs).

The Company’s liquidity needs up to March 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and advances from related parties of $150,000.

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $250,000,000 of cash was placed in the Trust Account and $2,226,770 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 30, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 9, 2021. The interim results for the period from March 11, 2021 (inception) to March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had no cash at March 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Advances from Related Parties

As of March 31, 2021, the Company had advances from related parties for $150,000. These advances are non-interest bearing and due on demand.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on August 2, 2021, offering costs totaling $14,504,126 (consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $754,126 of other offering costs) were recognized with $833,082 which was allocated to the Public and Private Warrants, included in accumulated deficit and $13,671,044 included in shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (August 2, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder's equity. The Company's ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

Units

On August 2, 2021, Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The underwriters have a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments. As of August 2, 2021, no shares of the over-allotment have been purchased.

Warrants

No Public Warrants are outstanding as of March 31, 2021. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the IPO, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities ) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-day trading period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $8,000,000 in the aggregate.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

In March 2021, the Company’s Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share, 937,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. (the “lock-up”).

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2021 there were no amounts outstanding on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of March 31, 2021, there was $150,000 outstanding in advances from related parties.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2021, no such Working Capital Loans were outstanding.

Note 6 — Commitments

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $5,000,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,750,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preference Shares —The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. The founder shares include an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

Pursuant to the Anchor Investment, the Sponsor has sold 1,272,500 founder shares to the Anchor Investors at the same price the Sponsor purchased the founder shares from the Company of approximately $0.003 per share. Assuming shares are forfeited to the Company due to the underwriters not exercising the over-allotment option in full, those shares will be forfeited by the Sponsor and not the Anchor Investors.

The founder shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares issued and outstanding upon the consummation of the IPO, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the team or any of their affiliates upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as specified in the Company’s amended and restated memorandum and articles of association or as required by law or the applicable rules of the NYSE then in effect, holders of the founder shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted below.

On September 3, 2021 the underwriters partially exercised their over-allotment option to purchase 1,514,780 shares at a price of $10.00 per share. Simultaneously with the partial exercise of the over-allotment option the Sponsors purchased 201,971 warrants in a private placement at a purchase price of $1.50 per Private Placement Warrant.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Metals Acquisition Corporation,” “MAC,” “our,” “us” or “we” refer to Metals Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on March 10, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Metals Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on March 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (IPO), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Green Mountain Metals LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 28, 2021 (the “Effective Date”). On August 2, 2021, Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, which is discussed in Note 3.

The underwriters have a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments, if any.

Substantially with the closing of the IPO, the Company completed the private sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Certain qualified institutional buyers or institutional accredited investors who are unaffiliated with the management team (“Anchor Investors”) have each expressed an interest to purchase up to 9.9% of the Units sold in the IPO at the public offering price of the Units offered, for a target total of 60% of the Units, or 15,000,000 Units (assuming the over-allotment option is not exercised) sold in this offering. The Anchor Investors purchased a total of 19,575,000 Units or 78.3% of the outstanding Units following this offering (assuming no exercise of the over-allotment option).

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interest reflecting an allocation between 150,000 and 175,000 founder shares to each Anchor Investor, or an aggregate of 1,272,500 founders shares to all Anchor Investors.

The Company estimated the aggregate fair value of these founder shares attributable to Anchor Investors to be $11,107,653, or $8.73 per share. The Company offset the excess of the fair value against the gross proceeds from these Anchor Investors as a reduction in its additional paid-in capital in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A.

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds to between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs allocated to the warrants was charged to the Company’s current period statements of operations.

The maximum purchase of 60% in aggregate of the Units sold in the IPO, or 15,000,000 Units and the sales of membership interest by the Sponsor are collectively called (“Anchor Investment”).

Transaction costs of the IPO amounted to $14,504,126 consisting of $5,000,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $754,126 of other offering costs. Of the transaction costs, $833,082 is included within accumulated deficit and $13,671,044 is included in additional paid in capital.

A total of $250,000,000 was placed in a U.S.-based trust account with JP Morgan Chase Bank and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On September 3, 2021 the underwriters partially exercised their over-allotment option to purchase 1,514,780 shares at a price of $10.00 per share. Simultaneously with the partial exercise of the over-allotment option the Sponsors purchased 201,971 warrants in a private placement at a purchase price of $1.50 per Private Placement Warrant. The total amount of $15,450,756.50 was placed in the trust account referenced above.

Upon the closing of the IPO, the Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts previously disbursed to management for working capital purposes, if permitted, and excluding the amount of deferred underwriting discounts and commissions held in trust) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, management has agreed that an aggregate of $10.00 per Unit sold in the IPO will be held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The public shareholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold, (ii) to waive their redemption rights with respect to any founder shares and any public shares purchased during or after the IPO in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $150,000 in cash and a working capital deficit of $155,000 (excluding deferred offering costs). The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and advances from related parties $150,000 and borrowings from a related party of $0 (see Related Party Transactions).

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $250,000,000 of cash was placed in the Trust Account and $2,226,770 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Related Party Transactions). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2021, relates to the Company’s formation and the initial public offering (IPO). We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from March 11, 2021 (inception) through March 31, 2021, we had net loss of approximately $6,894, which consists of formation costs.

Contractual Obligations

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $5,000,000. On September 3, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,514,780 Units. The Company incurred $302,956 in cash underwriting fees associated with the sale of the additional Units.

The underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,750,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. With the partial exercise of the over-allotment option, the underwriters are entitled to an additional deferred underwriting discount of $530,173 which is held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Accordingly, as of March 31, 2021, zero Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. Post the consummation of the IPO on August 2, 2021, 21,619,547 Class A ordinary shares are subject to possible redemption.

Net loss per ordinary shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Warrant Liabilities

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

Since inception on March 11, 2021 through March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Related Party Transactions

Founder Shares

In March 2021, the Company’s Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share, 937,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. (the “lock-up”).

Promissory Note

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2021, there were no amounts outstanding on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of March 31, 2021, there was $150,000 in advances from related parties.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2021, no such Working Capital Loans were outstanding.

Emerging Growth Company Status and JOBS Act

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Over the reporting periods ending March 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Quantitative and Qualitative Disclosures About Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management assessed and determined that our disclosure controls and procedures for the reporting periods ending March 31, 2021 were effective and we performed the analysis deemed necessary to ensure that our financial statements for the period from March 11, 2021 (inception) through March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the final prospectus for the initial public offering as filed with the SEC on July 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of September, 2021.

METALS ACQUISITION CORP
By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer