Form 10-Q
period 2021-06-30
Metals Acquisition Corp
filed 2021-09-10
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

METALS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40685	98-1589041
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

425 Houston Street, Suite 400
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of September 10, 2021, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and for the Period from March 11, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholder’s Equity (Deficit) for the Period from March 11, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from March 11, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

i

METALS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021
Assets
Cash	$—
Deferred Offering Costs	633,328
Total assets	$633,328
Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$448,000
Promissory Note - Related Party	167,251
Total current liabilities	615,251
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(6,923)
Total shareholders’ equity	18,077
Total Liabilities and Shareholders’ Equity	$633,328
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the	March 11, 2021
	three months ended	(Inception) to
	June 30,	June 30,
	2021	2021
Formation and operating costs	$(646)	$6,248
Loss from operations	646	(6,248)
Other income/(expense)
Bank fee	(675)	(675)
Total other income/(expense)	(675)	(675)
Net loss	$(29)	$(6,923)
Basic and diluted weighted average shares outstanding(1)	6,250,000	6,250,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary share issued to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021 (unaudited)	7,187,500	$719	$24,281	$(6,894)	$18,106
Net loss	—	—	—	(29)	(29)
Balance as of June 30, 2021 (unaudited)	7,187,500	$719	$24,281	$(6,923)	$18,077
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

For the period from
March 11, 2021
(Inception) to
June 30, 2021
Cash flows from operating activities:
Net loss	$(6,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	6,923
Net cash used in operating activities	—

Cash flows from financing activities:
Advances from related parties	150,000
Repayment of advances from related parties	(150,000)
Net cash provided by financing activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—
Supplemental non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in promissory note	$166,576
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,752
Deferred offering costs included in accrued offerings costs and expenses	$448,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Metals Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on March 11, 2021.The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (IPO), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Green Mountain Metals LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 28, 2021 (the “Effective Date”).On August 2, 2021, Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, which is discussed in Note 3.

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

The Company estimated the aggregate fair value of these founder shares attributable to Anchor Investors via their purchase of the member ship interest to be $11,107,653, or $8.73 per share. The founder shares purchased by the Anchor Investors represent a capital contribution by the Sponsor for the benefit of the Company and are recorded as offering costs and reflected as a reduction to the proceeds from the offering and offering expense in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had no cash and a working capital deficit of $615,251 (excluding deferred offering costs).

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5), borrowings under the promissory note of $167,251.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 30, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 9, 2021. The interim results for the period from March 11, 2021 (inception) to March 31, 2021, for the three months ended June 30, 2021 and for the period from March 11, 2021 (inception) to June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company had no cash at June 30, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Promissory Note - Related Party

As of June 30, 2021, the Company borrowed $167,251 under the promissory note. These loans have been fully repaid upon the closing of the IPO.

Advances from Related Parties

As of June 30, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through June 30, 2021 the Company had advances from related parties of $150,000 and subsequently repaid the amount due. These advances were non-interest bearing and due on demand.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Warrants

No Public Warrants are outstanding as of June 30, 2021. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2021 and June 30, 2021 there was $150,000 and $167,251, respectively, outstanding on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of June 30, 2021, there was no amount due to payable. During the period from March 11, 2021 (inception) through June 30, 2021 the Company had advances from related parties of $150,000 and subsequently repaid the amount due. These advances were non-interest bearing and due on demand.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2021, no such Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Equity

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30,2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2021, the Company issued 7,187,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.003 per share. The founder shares include an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (IPO), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had no cash and a working capital deficit of $615,251 (excluding deferred offering costs). The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares, advances under the promissory note of $142,251 and borrowings from a related party of $25,000 (see Related Party Transactions). and $150,000 advances from related parties.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Related Party Transactions). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (IPO). We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from March 11, 2021 (inception) through June 30, 2021, we had net loss of approximately $6,923, which consisted predominantly of formation costs of $6,248 and bank fees of $675.

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

Accordingly, as of June 30, 2021, zero Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. Post the consummation of the IPO on August 2, 2021, 21,619,547 Class A ordinary shares are subject to possible redemption.

Net loss per ordinary shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Off-Balance Sheet Arrangements

Since inception on March 11, 2021 through June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Promissory Note

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2021 and June 30, 2021 there were $150,000 and $167,251, respectively, outstanding on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of June 30, 2021, there was no amount due to payable. During the period from March 11, 2021 (inception) through June 30, 2021 the Company had advances from related parties of $150,000 and subsequently repaid the amount due.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2021, no such Working Capital Loans were outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Over the reporting periods ending June 30, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Quantitative and Qualitative Disclosures About Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management assessed and determined that our disclosure controls and procedures for the reporting periods ending June 30, 2021 were effective and we performed the analysis deemed necessary to ensure that our financial statements for the period from March 11, 2021 (inception) through June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 6.Exhibits.

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