Form 10-Q
period 2021-09-30
Metals Acquisition Corp
filed 2021-11-15
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 15, 2021, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from March 11, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders' Equity (Deficit) for the Period from March 11, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from March 11, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

i

METALS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets
Current assets:
Cash	$1,293,794
Prepaid expenses	345,247
Total current assets	1,639,041
Long-term prepaid expenses	270,685
Marketable securities held in Trust Account	265,150,291
Total Assets	$267,060,017

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Accrued offering costs and expenses	$5,475
Total current liabilities	5,475
Warrant liability	10,062,785
Deferred underwriting discount	9,280,173
Total Liabilities	19,348,433

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value	265,147,800

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663
Additional paid-in capital	—
Accumulated deficit	(17,436,879)
Total shareholders’ deficit	(17,436,216)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$267,060,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the	March 11, 2021
	three months ended,	(Inception) to
	September 30,	September 30,
	2021	2021
Formation and operating costs	$90,299	$96,547
Loss from operations	(90,299)	(96,547)
Other income/(expense):
Decrease in fair value of warrants	13,400,065	13,400,065
Offering expenses related to warrant issuance	(2,024,525)	(2,024,525)
Excess value of Private Placement Warrants	(1,066,666)	(1,066,666)
Trust interest income	2,491	2,491
G&A bank fee	(738)	(1,413)
Total other income/(expense)	10,310,627	10,309,952
Net income	$10,220,328	$10,213,405
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	16,477,155	7,467,479
Basic and diluted net income per share	$0.44	$0.74
Basic and diluted weighted average shares outstanding	6,628,695	6,300,368
Basic and diluted net income per ordinary share	$0.45	$0.75

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021 (unaudited)	—	—	7,187,500	719	24,281	(6,894)	18,106
Net loss	—	—	—	—	—	(29)	(29)
Balance as of June 30, 2021 (unaudited)	—	—	7,187,500	719	24,281	(6,923)	18,077
Sale of 26,514,780 Units on August 2, 2021, and September 3, 2021, through public offering, net of offering costs	26,514,780	2,651	—	—	265,145,149	—	265,147,800
Sale of 5,535,304 Private Placement Warrants on August 2, 2021, and September 3, 2021	—	—	—	—	8,302,958	—	8,302,958
Forfeiture of 558,805 founder shares	—	—	(558,805)	(56)	56	—	—
Initial classification of warrant liability	—	—	—	—	(23,462,852)	—	(23,462,852)
Excess value of Private Placement Warrants					1,066,666		1,066,666
Underwriting fee	—	—	—	—	(5,302,956)	—	(5,302,956)
Deferred underwriting fee	—	—	—	—	(9,280,173)	—	(9,280,173)
Fair value of Class B shares sold to Anchor Investors	—	—	—	—	(11,107,653)	—	(11,107,653)
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	11,107,653	—	11,107,653
Offering costs charged to the shareholders’ equity	—	—	—	—	(1,022,789)	—	(1,022,789)
Offering costs allocated to Public Warrants	—	—	—	—	2,024,525	—	2,024,525
Net income	—	—	—	—	—	10,220,328	10,220,328
Change in Class A ordinary shares subject to possible redemption	(26,514,780)	(2,651)	—	—	(237,494,865)	(27,650,284)	(265,147,800)
Balance as of September 30, 2021 (unaudited)	—	$—	6,628,695	$663	$—	$(17,436,879)	$(17,436,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

For the period from
March 11, 2021
(Inception) to
September 30, 2021
Cash flows from Operating Activities:
Net income	$10,213,405
Adjustments to reconcile net loss to net cash used in operating activities:
Offering expenses related to warrant issuance	2,024,525
Excess value of Private Placement Warrants	1,066,666
Interest earned on marketable securities held in Trust Account	(2,491)
Decrease in fair value of warrants	(13,400,065)
Changes in operating assets and liabilities:
Prepaid expenses	(615,932)
Net cash used in operating activities	(713,892)

Cash Flows from Investing Activities:
Investment held in Trust Account	(265,147,800)
Net cash used in investing activities	(265,147,800)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' fees	259,844,844
Proceeds from private placement	8,302,958
Advances from related parties	150,000
Payments to related parties	(150,000)
Payments of offering costs	(992,316)
Net cash provided by financing activities	267,155,486

Net change in cash	1,293,794
Cash, beginning of the period	—
Cash, end of the period	$1,293,794

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,280,173
Initial value of Class A ordinary shares subject to possible redemption	$265,147,800
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,106
Initial classification of warrant liability	$23,462,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2021, relates to the Company’s formation, operating costs, and the initial public offering (IPO), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Green Mountain Metals LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 28, 2021 (the “Effective Date”).On August 2, 2021, the Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The underwriter had a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Notes 4 and 8) and $530,173 in deferred underwriting fees.

Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor for an aggregate of 201,971 warrants to purchase Class A Ordinary Shares for $1.50 per warrant in a private placement with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment (the “Additional Private Placement Warrants”), generating total proceeds of $302,956 (the “Private Placement Proceeds” and, together with the Option Unit Proceeds, the “Proceeds”) (see Note 5).

On September 16, 2021, the remaining time on the over-allotment option expired unused and 558,805 Class B ordinary shares were forfeited by the founder to the Company for no consideration.

The Additional Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Certain qualified institutional buyers or institutional accredited investors who are unaffiliated with the management team (“Anchor Investors”) each expressed an interest to purchase up to 9.9% of the Units sold in the IPO at the public offering price of the Units offered. The Anchor Investors purchased a total of 19,575,000 Units or 78.3% of the outstanding Units following the IPO (assuming no exercise of the over-allotment option). After the exercise of the Underwriter's over-allotment option, the percentage purchased by Anchor Investors has decreased from 78.3% to 73.8%.

In addition, the Sponsor sold membership interests representing an aggregate of 1,272,500 founder shares to all Anchor Investors combined.

The Company estimated the aggregate fair value of these founder shares attributable to Anchor Investors via their purchase of the membership interest to be $11,107,653, or $8.73 per share. The founder shares purchased by the Anchor Investors represent a capital contribution by the Sponsor for the benefit of the Company and simultaneously a cost of the IPO and charged to additional paid-in capital in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A.

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs of $2,024,525 were allocated to the warrants and charged to the Company’s current period statement of operations.

The maximum purchase of 60% in aggregate of the Units sold in the IPO, or 15,000,000 Units and the sales of membership interest by the Sponsor are hereby referred to as the “Anchor Investment”.

Transaction costs of the IPO amounted to $26,713,571 consisting of $5,302,956 of underwriting discounts, $9,280,173 of deferred underwriting discounts, fair value in the Anchor Investor shares of $11,107,653, and $1,022,789 of other offering costs. Of the transaction costs, $2,024,525 is included in other expenses and $24,689,046 is included in temporary equity.

A total of $265,147,800 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, upon closing of the IPO and the underwriter partially exercising its over-allotment option.

Upon the closing of the IPO, the Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts previously disbursed to management for working capital purposes, if permitted, and excluding the amount of deferred underwriting discounts and commissions held in trust) at the time of signing an agreement to enter a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for so that the Company is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, management has agreed that an aggregate of $10.00 per Unit sold in the IPO will be held in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein.

The ordinary shares subject to redemption are recorded at redemption value and have been classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be liable for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Accordingly, the Sponsor may not be able to satisfy those obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of the Company’s operations and/or its search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,293,794 of cash and a working capital deficit of $1,633,566.

As of September 30, 2021, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares (see Note 6), borrowings under the promissory note of $167,251 and proceeds from its IPO and private placements.

On August 2, 2021, the Company consummated its IPO and on September 3, 20201 the Underwriter partially exercised its over-allotment option to purchase additional Units. A total of $265,147,800 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, upon closing of the IPO and the underwriter partially exercising its over-allotment option.

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this period, the Company will be using these funds for paying existing accounts payable, paying for costs associated with identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures associated with due diligence, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Redeemable Class A Ordinary Shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a business combination and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption” or permanent equity.

Management determined that the Redeemable Class A Ordinary Shares include certain provisions that require classification as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its impacted previously issued financial statements should be restated to report all public shares as temporary equity.  As such the Company is revising those periods on a go-forward basis in its Quarterly Report.

The impact to the financial statement follows:

Unaudited Balance Sheet as of August 2, 2021	Previously Reported	Adjustment	Restated
Ordinary shares subject to possible redemption ($)	$229,666,910	$20,333,090	$250,000,000

Class A ordinary shares, $0.0001 par value	$354	$(354)	$—
Class B ordinary shares, $0.0001 par value	719	—	719
Additional paid in capital	6,991,079	(6,991,079)	—
Accumulated deficit	(1,992,142)	(28,489,457)	(30,481,599)
Total shareholders' equity (deficit)	$5,000,010	$(35,480,890)	$(30,480,880)

Number of shares subject to possible redemption	22,966,691	3,548,089	26,514,780

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows of the Company for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on July 30, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 9, 2021. The interim results for the period from March 11, 2021 (inception) to March 31, 2021, for the three months ended June 30, 2021, and for the period from March 11, 2021 (inception) to September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). The Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and qualifying for exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but that any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates made by management include an estimate for private warrant liabilities.

Cash and Cash Equivalents

The Company had $1,293,794 of cash as at September 30, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As at September 30, 2021, funds held in the Trust Account included $265,150,291 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board ("FASB") ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As at September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Promissory Note - Related Party

As of September 30, 2021, the Company had no borrowings under the promissory note. During the period from March 11, 2021 (inception) through September 30, 2021, the Company borrowed $167,251 under the promissory note. The Company fully repaid the amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

As of September 30, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through September 30, 2021, the Company had advances from related parties of $150,000 and subsequently repaid the amount due. These advances were non-interest bearing and due on demand.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $2,024,525 were allocated to the Public and Private Warrants and included in other expenses for the period and $24,689,046 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (August 2, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement and the additional 504,927 public warrants associated with the exercise of the over-allotment, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” under which the warrants do not meet the criteria for equity treatment and must, thereby, be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using either observable market inputs or an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset that would be paid for the transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Net Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 10,684,361 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the period from March 11, 2021 (inception) through September 30, 20201. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, or (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

			For the period from March
	For the three months ended		11, 2021 (inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$7,256,433	$2,963,895	$5,515,239	$4,698,166

Denominator
Weighted-average shares outstanding	16,477,155	6,628,695	7,467,479	6,300,368
Basic and diluted net income per share	$0.44	$0.45	$0.74	$0.75

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts on an Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 4 — Initial Public Offering

Units

On August 2, 2021, the Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO. The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The underwriter had a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments.

On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Note 1) and $530,173 of deferred underwriting fees.

On September 16, 2021, the remaining time on the over-allotment option expired unused and 558,805 Class B ordinary shares were forfeited by the founder to the Company for no consideration.

Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price; (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions); and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants cannot be exercised until the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or if a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. If the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. If a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last reported sales price (the “Closing Price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities ) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations, and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $8,000,000 in the aggregate.

Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor for an aggregate of 201,971 warrants to purchase Class A Ordinary Shares for $1.50 per warrant in a private placement with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment (the “Additional Private Placement Warrants”), generating total proceeds of $302,956 (the “Private Placement Proceeds” and, together with the Option Unit Proceeds, the “Proceeds”) (see Note 1).

On September 16, 2021, the remaining time on the over-allotment option expired unused.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

In March 2021, the Company’s Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised.

On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units. On September 16, 2021, the remaining time on the over-allotment option expired unused. Consequently, 558,805 shares were forfeited for no consideration

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. As of September 30, 2021, there was no amount owing on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of September 30, 2021, there was no amount payable. During the period from March 11, 2021 (inception) through September 30, 2021, the Company received advances from related parties of $150,000. These advances which were non-interest bearing and due on demand, were fully repaid on September 30, 2021.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2021, there were no Working Capital Loans outstanding.

Note 7 — Recurring Fair Value Measurements

As at September 30, 2021, the Company’s warrant liability was valued at $10,062,785. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability units is classified within Level 3 of the fair value hierarchy.

On September 20, 2021, the Company’s Public Warrants began trading on the New York Stock Exchange. As such, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in an active market (the New York Stock Exchange) for identical assets or liabilities that the Company can access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

All of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,150,291	$265,150,291	$—	$—
	$265,150,291	$265,150,291	$—	$—
Liabilities:
Public Warrants	$6,196,164	$6,196,164	$—	$—
Private Placement Warrants	3,866,621	—	—	3,866,621
	$10,062,785	$6,196,164	$—	$3,866,621

The Company established the initial fair value for the Warrants on August 2, 2021, the date of the consummation of the Company’s IPO and September 3, 2021, the date of the Underwriter’s exercise of its over-allotment option, respectively. The Company used a Black-Scholes model to value the Public and Private Warrants.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30,	August 2,
	2021	2021
Stock price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.59	5.84
Volatility	10.9%	24.0
Risk-free rate	1.07%	1.01
Dividend yield	0%	0

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants as Level 3:

Fair value at March 11, 2021 (inception)	$—
Initial fair value	23,462,850
Public Warrants reclassified to level 1(1)	(6,196,164)
Change in fair value	(13,400,065)
Fair Value at September 30, 2021	$3,866,621

(1)Assumes the Public Warrants were reclassified on September 30, 2021.

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from March 11, 2021 (inception) to September 30, 2021.

Note 8 — Commitments

Registration Rights

The holders of the (i) founder shares (which were issued in a private placement prior to the closing of the IPO), (ii) Private Placement Warrants (which were issued in a private placement simultaneously with the closing of the IPO) and (iii) Private Placement Warrants (that may be issued upon conversion of Working Capital Loans) will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments, if any.

On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Note 4)

On September 16, 2021, the remaining time on the over-allotment option expired unused.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (including the Over-Allotment Units), or $5,302,956. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% or $9,280,173 of the gross proceeds of the IPO (including the Over-Allotment Units) held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 9 — Shareholders’ Equity

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As at September 30,2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As at September 30, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Company forfeited 558,805 of the Class B ordinary shares. Accordingly, as of September 30, 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

Pursuant to the Anchor Investment, the Sponsor sold 1,272,500 founder shares to the Anchor Investors at the same price the Sponsor purchased the founder shares from the Company (approximately $0.003 per share).

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Metals Acquisition Corp,” “MAC,” “our,” “us” or “we” refer to Metals Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on March 10, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a newly incorporated blank check company, incorporated as a Cayman Islands exempted company on March 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Following the closing of the IPO on August 2, 2021 and the underwriter's partial exercise of its over-allotment option on September 3, 2021, $265,147,800 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government treasury obligations, within the meaning set forth in Section Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, subject to the requirements of law and regulation, provides that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Results of Operations

As of September 30, 2021, the Company was actively identifying potential targets as well as conducting due diligence on identified targets for a Business Combination. Activity for the period from March 11, 2021, through September 30, 2021, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination and conducting due diligence on identified targets for a Business Combination. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the three months ended September 30, 2021, we had a net income of $10,220,328, consisting mostly of the change in the fair value of warrant liabilities of $13,400,065 partially offset by $90,299 in formation and operating costs, $1,066,666 in the excess value of the Public Warrants, and $2,024,525 in Public Warrant offering costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside our trust account equating to $1,293,794, available for working capital and operational needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

We intend to use all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. To the extent that equity or third-party debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers, directors, or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under Working Capital Loans.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimates of the costs for identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. To fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (as described under “Working Capital Loans”). Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, finance or operating lease obligations.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO on August 2, 2021, and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the 13,666,666 warrants issued in connection with the IPO and Private Placement and an additional 504,927 Public Warrants with the exercise of the underwriter’s over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging”. Under FASB ASC 815 the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income Per Share

We have two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 10,684,361 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the period from March 11, 2021 (inception) through September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending September 30, 2021, the Company was not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Quantitative and Qualitative Disclosures About Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 11, 2021, through to the end of September 30, 2021. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of the Company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the filed financial statements present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness described below.

Material Weakness

Management conducted an assessment of the accounting for redemption provisions associated with its Class A Ordinary Shares. Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

Previously, a portion of the Shares were classified as permanent equity to maintain shareholder’s equity above $5 million on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company can only complete a business combination and continue to exist as a public company with trading public shares, if there are sufficient public shares that do not redeem at the time of the business combination and so it is appropriate to classify a portion of its Shares, required to keep its shareholder's equity above $5 million, as "shares not subject to redemption" and part of permanent equity.

Upon re-evaluation, management determined that the Shares include certain provisions that require classification as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination. As such, management concluded that all Shares be reported as temporary equity on the Company’s balance sheet and that there was a material weakness in disclosure controls relating to the Shares in the audited closing balance sheet on August 2, 2021, that we filed with the SEC on Form 8-K on August 9, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have corrected the accounting for the Shares in this Quarterly Report on Form 10-Q. The effect of the restatement of the specific line items in our August 2, 2021, audited closing date balance sheet can be found in footnote 2 of the Notes to the Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our August 2, 2021, audited closing balance sheet, management reassessed the effectiveness of our disclosure controls and procedures. As a result of that reassessment and in light of the SEC Comment Letters, management determined that the disclosure controls and procedures as of September 30, 2021, were not effective, solely as a result of its classification of part of the Redeemable Class A Ordinary Shares as permanent equity instead of temporary equity. Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for redeemable public shares issued in connection with our Initial Public Offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from March 11, 2021 (inception) through September 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period presented.

Remedial Actions

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the final prospectus for the initial public offering as filed with the SEC on July 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management will likewise be required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Recently, the Staff of the Securities and Exchange Commission (the “SEC”) issued comment letters to multiple SPACs (the “Comment Letters”) that address certain accounting and reporting considerations related to redeemable equity instruments similar to the Redeemable Class A Ordinary Shares (the “Shares”) of the Company. Management learned about the comment letters through ongoing discussions with our accountants, legal counsel and auditors and observed recent public filings by certain SPACs to this effect. Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

In light of the Comment Letters, our board of directors, after discussion with management, determined that the audited closing balance sheet as of August 2, 2021 (the “Original Financial Statements”) included in our Current Report on Form 8-K filed with the SEC on August 9, 2021 (the “Original Report”) should no longer be relied upon and that the Original Financial Statements should be restated. Considering the Comment Letters, management re-evaluated our accounting classification of the Shares. Upon re-evaluation, management determined that the Shares include certain provisions that require classification as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination. As such, management concluded that all Shares be reported as temporary equity on our balance sheet. See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for a restated balance sheet and related disclosures as of August 2, 2021.

In connection with this restatement, SGAC’s management concluded that its disclosure controls and procedures were not effective as of August 2, 2021, due to a material weakness in internal control over financial reporting with respect to the classification of a portion of the Shares as permanent equity instead of temporary equity. This material weakness resulted in a material misstatement of our stockholders’ equity as of August 2, 2021.

In light of the restatement of the Original Financial Statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Shares or our ability to complete a business combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

1.1

Underwriting Agreement, dated July 28, 2021, between the Company and Citigroup Global Markets Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 3, 2021)
4.4

Warrant Agreement, dated July 28, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

10.1

Warrant Purchase Agreement, dated July 28, 2021, between the Company and Green Mountain Metals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

10.2

Investment Management Trust Account Agreement, dated July 28, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

10.3

Registration and Shareholder Rights Agreement, dated July 28, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

10.4

Letter Agreement, dated July 28, 2021, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

10.5

Form of Indemnification Agreement, dated July 28, 2021, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 3, 2021)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer