Form 10-K
period 2021-12-31
Metals Acquisition Corp
filed 2022-03-31
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40685

METALS ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1589041
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

425 Houston Street, Suite 400 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 698-9901

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Class A ordinary shares included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MTAL WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or  emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant's Class A ordinary shares on such date.

As of March 31, 2022, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

METALS ACQUISITION CORP

FORM 10-K

PART I

Item 1.Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Metals” or the “Company” and to “we,” “us” and “our” refer to Metals Acquisition Corp.

Company Overview

We are a blank check company incorporated in the Cayman Islands on March 11, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Green Mountain Metals LLC, a Delaware limited liability company (the “Sponsor”).

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus our search on green-economy-focused metals and mining businesses in high quality, stable jurisdictions that would benefit from access to the deep and highly-liquid U.S. public markets along with the additional capital that may be secured through those markets to unlock value. Our team’s strong M&A and operational backgrounds will enable our company to identify and execute on value accretive transactions for our shareholders.

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on July 28, 2021. On August 2, 2021, the Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of our IPO, the Company completed the private sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.

The underwriter had a 45-day option from the date of the IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees and $530,173 in deferred underwriting fees.

Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor for an aggregate of 201,971 warrants to purchase Class A Ordinary Shares for $1.50 per warrant in a private placement with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment (the “Additional Private Placement Warrants”), generating total proceeds of $302,956 (the “Private Placement Proceeds” and, together with the Option Unit Proceeds, the “Proceeds”).

On September 16, 2021, the remaining amounts under the over-allotment option expired unused and 558,805 Class B ordinary shares were forfeited by the Sponsor to the Company for no consideration.

Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On March 17, 2022, the Company, Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”) and Glencore Operations Australia Pty Limited (“Glencore”) entered into a Share Sale Agreement (the “SSA”).

Under the terms of the SSA, MAC-Sub (a newly formed, wholly owned subsidiary of the Company) will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, the Company and MAC-Sub will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value (the “Common Stock”) to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The SSA and related agreements are further described in the Form 8-K, filed by us on March 17, 2022.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or July 28, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Management Team

Our management team is led by Michael (Mick) James McMullen (CEO and director), Marthinus (Jaco) J. Crouse (Chief Financial Officer), and Dan Vujcic (Chief Development Officer).

Michael (Mick) James McMullen (CEO and director) brings more than 29 years of senior leadership experience in the exploration, financing, development, and operations of mining companies globally. Mr. McMullen most recently served as the CEO and President at Detour Gold Corporation (“Detour”), a 600,000 ounce per annum gold producer in Canada from May 2019 to January 2020. During his tenure, Mr. McMullen took the market capitalization from C$2.1 billion to C$4.9 billion over 7 months (date of deal announcement), which represented an internal rate of return of 208%, leading to the acquisition by Kirkland Lake Gold Ltd. in 2020. Through his strong technical background and commercial acumen, Mr. McMullen established and led a team that reduced all-in-sustaining costs (“AISC”, a mining metric that estimates all direct and recurring costs required to mine a unit of ore) by approximately US$250/oz over that period in a business that had historically been viewed as an underperforming asset. Mr. McMullen also improved safety performance and repaired relations with its First Nations partners, enabling a large increase in operations to be permitted, which was fundamental to the increase in market value of the company.

Prior to Detour, Mr. McMullen served as CEO at Stillwater Mining Company (“Stillwater”) from December 2013 to May 2017 and as Technical Advisor from May 2017 to December 2018, where he was instrumental to the increase in market capitalization from US$1.3 billion to US$2.2 billion against a 10% fall in platinum group metals (“PGM”) prices over the same time. Mr. McMullen also served as a Nonexecutive Director at Stillwater from May 2013 to December 2013. Stillwater was sold to Sibanye Gold Ltd. (“Sibanye”) in April 2017 in an all -cash deal valued at US$2.7 billion, which represented an internal rate of return of 16% during his 41-month tenure. During his time as CEO at Stillwater, the company reduced AISC by approximately US$300/oz, increased production to approximately 600,000 ounces per annum of PGM’s, developed a new mine, and built its PGM recycling business to be the largest in the world. The Stillwater business had been operating for 27 years prior to Mr. McMullen’s arrival as CEO and was viewed as a difficult operation with poor labor relations and safety track record. Leading up to its eventual sale, the company favorably renegotiated its labor agreements and reduced by half its safety incidence rate to be best-in-class in US underground mining.

Mr. McMullen’s time before Stillwater involved the identification, acquisition, development, and operation of a variety of mining assets across North and South America, Europe, Australia and Africa. These ranged from gold to base metals and bulk commodities. In addition, he has provided technical and financial advisory services to many of the larger PE funds, activist funds, and banks providing mining finance.

Mr. McMullen has a strong technical background and track record of identifying undervalued opportunities in the mining space, assuming a management position, optimizing the assets, and ultimately realizing shareholder value, ranging from exploration assets (one of two founders at GT Gold Corporation (“GT Gold”), which sold to Newmont Mining Corporation for C$393 million) to large integrated downstream and upstream businesses like Stillwater.

Mr. McMullen is a qualified Geologist and received his B.Sc. from Newcastle University in 1992 and is currently a Non-Executive Director at Develop Global Limited (“Develop”), an ASX listed base metal developer since February 2021. Since May 2021, Mr. McMullen has served as a non-executive director at OceanaGold Corporation, a dual listed ASX-TSX gold miner with operations in the Philippines, US and New Zealand.

Marthinus (Jaco) J. Crouse (Chief Financial Officer) is a seasoned mining executive with nearly 20 years of experience in financial management, mine financial planning, business optimization and strategy development. He currently serves as executive director and chief financial officer of AEX Gold. He most recently held the position as the CFO of Detour Gold from June 2019 to January 2020, where he facilitated the successful financial and operational turnaround and sale of the corporation to Kirkland Lake for C$4.9 billion.

Prior to Detour, Mr. Crouse was Chief Financial Officer & Vice President-Finance of Triple Flag Mining Finance Ltd., (“Triple Flag”) from September 2016 to January 2020, a Toronto-based private metal streaming business. At Triple Flag, he developed and implemented new financial reporting systems and internal controls, successfully arranged a C$300 million revolving credit facility with major banks and contributed to a team that committed close to US$1 billion in royalty and streaming transactions. From 2015-2016, Mr. Crouse was Vice President-Business Planning & Optimization at Barrick Gold Corp. where he was instrumental in resetting the operating cost structure (lowering the AISC from US$927/oz in Q1 2015 to US$706/oz in Q1 2016), improving the capital allocation discipline to deliver US$471M of positive free cash flow for the first time in four years by Q4 2015, and debt reduction of US$1.4 billion by Q3 2016, during a period of low gold prices.

Mr. Crouse started his career in mining in 2002 by joining Xstrata plc. (“Xstrata”), the world’s largest ferrochrome producer, and went on to integrate and optimize the nickel business unit in 2007 (post the US$18.8 billion acquisition of Falconbridge Ltd), during which he worked extensively in North America. He also fulfilled the role of Asset Manager at Glencore plc (“Glencore”) following its merger with Xstrata in 2013 and was responsible for integrating the previous Xstrata Nickel marketing offices. Mr. Crouse is a Chartered Professional Accountant (Ontario), a Chartered Accountant (South Africa), and a certified Financial Risk Manager (FRM) with a Bachelor Computations (Honours) from the University of South Africa.

Dan Vujcic (Chief Development Officer) is an Investment Banker & Corporate Advisor with close to two decades of experience in global capital markets. In 2016, Mr. Vujcic established an independent advisory presence, Tilt Natural Resources Capital Limited, focusing on a selection of key clients globally, which he oversaw from 2016 to 2021. Over his career, Mr. Vujcic has advised clients in a diverse range of commodities across numerous jurisdictions, including raising capital in both equity and debt markets globally, supporting the growth ambitions of emerging miners, and attaining a significant presence in the industry. Prior, Mr. Vujcic led the effort to expand Jefferies’ footprint globally through its coverage of emerging small/mid-caps and family offices, working at Jefferies from November 2010 to October 2016. Mr. Vujcic was instrumental in leading First Quantum Minerals Ltd.’s (“First Quantum”) CAD$5 billion acquisition of Inmet Mining Corporation.

Mr. Vujcic started his investment banking career at Citi in Sydney in 2003 in the Metals & Mining team and was involved in several high-profile transactions, including Fortescue Metals Group Ltd’s US$2.5 billion US high yield bond, its initial greenfield funding, paving the way for the development of one of the largest global iron ore producers. In 2007, Mr. Vujcic moved to Morgan Stanley in London working closely on transactions with Rio Tinto plc, Anglo American plc, First Quantum, and a number of emerging markets mining clients in the CIS and Asia.

Mr. Vujcic completed a Bachelor of Business with 1st Class Honours at the University of Technology, Sydney in 1999 and completed his Chartered Accountants (ICAA) qualification at Arthur Andersen in 2002.

Our Board of Directors

In addition to Mr. McMullen (our Chief Executive Officer), who is also a director, the following individuals are our directors.

Patrice E. Merrin (Chair) is a corporate director with broad experience in the resource sector, heavy industry and capital markets. Ms. Merrin is a frequent speaker and respected, independent voice on industry and governance matters. Since 2014, she has served as an independent non-executive director of Glencore plc, a global commodity trading and mining company based in Switzerland. She chairs the Ethics, Culture and Compliance Committee and serves on the Health, Safety, Environment and Communities, and Investigations Committees. She is Glencore’s Engagement Director for North America. Representing a family member, she has served since 2018 on the Board of private steel business Samuel, Son & Co., Mississauga. In June 2019, Ms. Merrin was appointed Chair of the Board of Detour Gold, a role which concluded with the acquisition of Detour Gold by Kirkland Lake Gold in January 2020, a transaction valued at C$4.9 billion. She has served as a director of Arconic Inc. from May 2017 to December 2017, Stillwater Mining from May 2013 to May 2017, CML HealthCare Inc. from May 2008 to October 2013 (Chair 2011 to 2013), Novadaq Technologies Group from March 2015 to September 2017 and New Brunswick Power from 2007 to 2009. She was Lead Independent Director of Kew Media Group from March 2017 to December 2019 then Chair until February 2020 at which time the company entered into CCAA.

Ms. Merrin has been a nominee on several activist files. Her executive roles in the resource sector have included President, CEO and Director of Luscar Ltd., Canada’s largest thermal coal producer, from 2004-2006, then owned equally by Sherritt International Corporation and Ontario Teachers’ Pension Plan Board, prior to which she had been EVP and COO of Sherritt International, a Canadian diversified miner where she worked from 1994 to 2004. From 2009 to 2014, Ms. Merrin was a director of Climate Change and Emissions Management Corporation, created to support Alberta’s initiatives on climate change and the reduction of emissions. She was a member of the National Advisory Panel on Sustainable Energy Science & Technology and Canada’s National Round Table on the Environment and the Economy. She is a member of Women In Mining and in 2016 was cited as one of the 100 Global Inspirational Women in Mining. Ms. Merrin served on the board of Perimeter Institute for Theoretical Physics and is a former co-chair of Perimeter’s Emmy Noether Circle, promoting women in physics. She holds a Bachelor of Arts degree from Queen’s University and completed the Advanced Management Programme at INSEAD.

Rasmus Kristoffer Gerdeman (Director, Audit Chair) is a Managing Director at Ankura Consulting in the Office of the CFO practice since July 2021 and brings more than 20 years of experience in capital markets and corporate advisory with a particular focus on the Natural Resources and Industrial Sectors. Mr. Gerdeman provides corporate finance, corporate strategy, and strategic communications counsel to clients around transformational events impacting a corporations enterprise value and reputation. His expertise includes IPOs, strategic investor relations advisory, capital allocation strategies, working capital improvement analyses, mergers and acquisitions, activist defense, restructuring activities, and management transitions. Prior to his role at Ankura, Mr. Gerdeman was a Senior Advisor with FTI Consulting from October 2019 to July 2021. He also served as Chief Strategy and Investor Relations Officer for Livent Corporation a $2.4 bn market cap NYSE listed lithium producer from May 2018 to June 2019, during the company’s IPO and separation from FMC Corporation. Before his role at Livent Corporation, Mr. Gerdeman was a Managing Director at FTI Consulting in the Strategic Communications and Corporate Finance segments.

Mr. Gerdeman joined FTI Consulting in 2013, after having spent more than 12 years as a buyside analyst at leading U.S. investment firms. He was twice awarded Institutional Investor Magazine’s prestigious “Best of the Buy-Side” for his unparalleled understanding of the industries that he covered. Mr. Gerdeman has served as a senior member of the research and investment teams at Neuberger Berman, Northern Trust Global Investors, and Zweig-Dimenna & Associates. He is also a guest lecturer and mentor to Cornell University MBA Cayuga Fund students focusing on basic materials and natural resources. Mr. Gerdeman holds a Bachelor of Science in finance from

North Park University in Chicago, and a Master of Business Administration from S.C Johnson Graduate School of Management at Cornell University and Queen’s School of Business at Queen’s University in Kingston, Ontario.

Neville Joseph Power (Director) is a highly experienced Executive and Company Director with extensive CEO and Board experience across engineering, construction, mining, energy, agriculture and aviation.

From 2011 to 2018, Mr. Power was Managing Director and Chief Executive Officer of Fortescue Metals Group Ltd. During his tenure, Fortescue more than quadrupled its production to over 170 million tonnes per annum and positioned itself as the lowest cost supplier of seaborne iron ore to China. During a period of plunging iron ore prices, Mr. Power was able to lead the business from a 55 million tonne miner with an operating cost of US$53/tonne in 2011, to a 170 million tonne vertically integrated producer with a cost of US$12/tonne in 2018. The performance metrics over his term are surpassed, only, by the immensely positive culture created within its 5,000 strong workforce. Today, with a current market capitalisation of A$63 billion, Fortescue is considered a leader in the mining industry for its ability to rapidly grow, relentlessly lower costs, and lead continuous innovation.

Before joining Fortescue, Mr. Power held Chief Executive positions at Thiess and the Smorgon Steel Group adding to his extensive background in the mining, steel and construction industries. Mr. Power’s early career was with Mt Isa Mines Ltd (“MIM”), starting as an apprentice fitter and turner and working his way through various areas of the company’s underground and open cut mining, minerals processing and smelting operations over his two decades with the company. During his time at MIM, Mr. Power completed his B.Eng (Mech) at the DDIAE (now University of Southern Queensland), starting his journey as an engineer and transforming his career. In addition, Mr. Power holds an MBA from University of Queensland.

In 2016, Mr. Power was named Western Australia’s Business Leader of the Year. He also has a long history in agribusiness and aviation, holding both fixed wing and rotary pilot licenses. Mr. Power is a passionate advocate for health and development of regional and Aboriginal communities. He owns and operates a cattle station in Queensland where he was born and raised. Mr. Power is an Honorary Fellow of both Engineers Australia and a Fellow of The Australasian Institute of Mining and Metallurgy; a member of the Australian Institute of Company Directors.

In connection with travel from Queensland to West Australia in October 2021, Mr. Power failed to complete the mandatory registration and declaration and to comply with the required 14-day quarantine under West Australia’s Emergency Management Act relating to COVID-19. As a result, Mr. Power pled guilty in February 2022 to two charges of failing to comply with a direction and received an eight month suspended sentence.

John Rhett Miles Bennett (Director) has more than 16 years of experience in the exploration, financing, development, and operation of Natural Resources projects globally. Mr. Bennett is the Founder and Chief Executive Officer of Black Mountain. Black Mountain was established in 2007 and today the organization includes several business units: exploration and production operations, battery metals mining, commercial saltwater disposal, in-basin frac sand mining, carbon capture, and energy storage. Mr. Bennett has served as CEO of Black Mountain since its inception.

In 2017, Black Mountain Oil & Gas sold its New Mexico assets to Marathon Oil Corporation for $700 million. Black Mountain continues to identify opportunities to extract value from asset exploitation and optimization across the E&P sector, both domestically and internationally in Australia.

Beginning in 2017 with a growing supply constraint in the Permian Basin, Mr. Bennett built the Black Mountain Sand business to satisfy a void in the market for high quality, cost-effective in-basin frac sand. Black Mountain Sand has built 6 in-basin frac sand facilities across the U.S., producing quality in-basin sand that provides significant cost savings for E&P operators nationally, while becoming the 3rd largest frac sand company in the world.

Black Mountain Metals was established in 2018 to gain exposure to the rapidly emerging Electric Vehicle revolution, with a focus on natural resources extraction, specifically Class I Nickel Sulphide and Copper. Today, the Perth, Australia headquartered company has ownership in 5 nickel mines and related midstream infrastructure in Western Australia.

Mr. Bennett is a member of many industry organizations, serving as a Board Member of the Texas Alliance of Energy Producers, as Chairman of the Executive Committee of the Fort Worth Wildcatters, the Independent Petroleum Association of America (IPAA),

the Texas Independent Producers & Royalty Owners Association (TIPRO), the National Association of Royalty Owners (NARO), the American Association of Professional Landmen (AAPL), Young Professionals in Energy (YPE), and the Fort Worth Petroleum Club.

Mr. Bennett has been the recipient of numerous awards in his career: Oil & Gas Investor - Forty Under 40 the Oil & Gas Awards - Future Industry Leader, EY Entrepreneur of the Year - Energy Services & National Finalist, and D CEO Magazine - Oilfield Services CEO of the Year. Mr. Bennett earned his Bachelor of Science in Business Management from the University of Georgia in 2003 and completed the Energy Executive Management Program at the University of Oklahoma Michael F. Price College of Business in 2012.

The Honorable Charles D. McConnell (Director) is a global executive and technology Subject Matter Expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace who has led the growth of multimillion-dollar businesses and new business units. Mr. McConnell has expertise in operations, sales, business, marketing, domestic/global management, and managing senior-level technology teams. Mr. McConnell is experienced in both domestic and international markets and was posted in Singapore for business in China, India, Indonesia, Korea, and Malaysia. Mr. McConnell has received worldwide recognition in his development of and advocacy for climate change and carbon policies, e.g., Carbon Capture Utilization and Storage (CCUS), 45Q CCUS, and Enhanced Oil Recovery (EOR) policy as well as advanced carbon management in methane conversion and chemicals production.

Mr. McConnell currently serves as Executive Director of Carbon Management and Energy Sustainability at the University of Houston since November 2018. A 40-year veteran of the energy industry, Mr. McConnell joined the Rice University Energy and Environmental Initiative in August 2013 after serving two years as the Assistant Secretary of Energy at the U.S. Department of Energy from 2011 to 2013. At DOE, Mr. McConnell was responsible for the strategic policy leadership, budgets, project management, and research and development of the department’s coal, oil and gas, and advanced technologies programs, as well as for the operations and management of the U.S. Strategic Petroleum Reserve and the National Energy Technologies Laboratories. Prior to joining DOE in 2011, Mr. McConnell served as Vice President of Carbon Management at Battelle Energy Technology in Columbus, Ohio and also spent 31 years with Praxair, Inc. (now Linde).

Mr. McConnell is a global manager who guides multiple business units through change while communicating with diverse stakeholders, external clients, and investors to create sustainable and profitable growth. He captures new opportunities by assessing market trends, building, motivating and educating high-performing teams, and evaluating technology and business portfolio options. Mr. McConnell revitalizes operations and business models for the energy transition marketplace by leveraging strong strategic planning, tactical client execution, and relationship-building collaboration for growth in energy markets challenged by a lower carbon future. Mr. McConnell is also a technology Subject Matter Expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace. He has been selected to testify in front of US Senate and House subcommittees on science, climate, technologies and policy. Mr. McConnell has been selected for leadership roles on the Board of the Energy and Environment Foundation North Dakota, the EPA Science Advisory Board, the Texas Carbon Neutral Coalition, Gasification Technologies Council and the Clean Carbon Technology Foundation of Texas. Mr. McConnell holds a bachelor’s degree in chemical engineering from Carnegie-Mellon University (1977) and an MBA in finance from Cleveland State University (1984).

Our Advisors

William (Bill) James Beament is a mining engineer with more than 25 years’ experience in the resource sector. In 2010, he was a founder of Northern Star Resources (NST), one of Australia’s largest listed gold producers and the 7th largest global gold producer with a market capitalisation that reached A$11.16 billion (US$11.2 billion). Under his leadership from 2010 to 2021, where he served as Managing Director/CEO and Executive Chair, NST’s share price increased from A$0.015 per share (A$2 million market capitalization) to over A$17 per share (over A$16 billion market capitalization), which represents an IRR of 63%. The Company now employs 6,000 staff and business partners across two continents. Since July 2021, Mr. Beament is the Managing Director/CEO of Develop, an ASX listed base metal developer and specialist underground mining service provider. In the first six months at Develop, he has taken the share price from $0.50 per share to $4.50 per share.

Prior to his role at NST, Mr. Beament held several senior management positions, including General Manager of Operations for global underground mining contractor Barminco Limited and General Manager of the Eloise Copper Mine in Queensland. Mr. Beament is also currently a non-executive director of Precision Opportunities Fund Ltd., a position he has held since October 2016. Mr. Beament is a board trustee of prominent Western Australian charity organisation Telethon, a Patron of Western Australia School of Mines Curtin

University Alumni, and was named 2016 CEO of the Year by the Australian Financial Review as well as First Amongst Equals at the 2013 Business News Forty under 40 Awards.

He holds a Bachelor of Engineering (Mining) with Honours and a Doctorate in Engineering, both from Western Australian School of Mines (part of Curtin University).

Ashley Elizabeth Zumwalt-Forbes is an engineer with ten years’ experience in acquiring, financing, and developing both greenfield and brownfield natural resources projects around the globe. Ms. Zumwalt-Forbes currently serves as Co-Founder and Chief Executive Officer of Black Mountain CarbonLock, a private carbon negative company established in 2021, and Black Mountain Carbon Streaming, a private carbon streaming company established in 2022. She was previously Co-Founder and President of Black Mountain Metals, a private battery metals mining company established in 2018 and Black Mountain Exploration, a private natural gas company established in 2019. Ms. Zumwalt-Forbes has served on the Strategic Advisory Board for Hennessy Capital’s fifth SPAC (NASDAQ: HCICU) since January 2021, TCU’s Energy Institute, and OU’s School of Petroleum Engineering. Ms. Zumwalt-Forbes has been Executive Director of REEGenerate Pty Ltd since November 2021 and served as an Alternate Director and Senior Advisor to Black Mountain Energy (ASX: BME) since December 2021. Prior to joining Black Mountain in 2017, Ms. Zumwalt-Forbes attended Harvard Business School from 2015 to 2017. Prior to that, Ms. Zumwalt-Forbes worked in several Lead Project Engineering roles from July 2012 to July 2015 at ExxonMobil and its subsidiary XTO Energy, managing drilling, completions, and planning aspects of international shale exploration, laying the groundwork for >US$1 billion capital deployment.

Ms. Zumwalt-Forbes graduated summa cum laude from the University of Oklahoma with a B.S. in Petroleum Engineering and holds an MBA from Harvard Business School. Ms. Zumwalt-Forbes was recently highlighted as the featured honoree on the 2020 Forbes 30 under 30 in Energy list.

Nicholas Power is the Co-Founder of Omnia Company, a family office and advisory business based in Perth, Australia, which operates within the resources, energy, and agriculture sectors. Mr. Power founded Omnia in October 2019. Prior to Omnia, Mr. Power held various senior management roles across the mining and construction industries internationally. Most recently, during his tenure with iron ore miner Fortescue Metals Group from May 2014 to September 2018, he held positions including Manager of Projects, Mine Manager, and Ore Processing Manager. In these roles, Mr. Power played a major part in the development of Fortescue into the world’s lowest cost, fourth largest iron ore producer through rigorous cost management and innovative improvement projects.

Mr. Power holds First-class Honours degrees in Engineering (Mechanical) and Business (Finance) from Swinburne University of Technology.

Market Opportunity

Urbanization has driven more centralized populations, more concentrated pollution, and significant increases in Greenhouse Gas (GHG) emissions. Major government initiatives are being rolled out to curb GHG emissions, in some cases banning internal combustion engine vehicles altogether, through the electrification of transportation and its surrounding ecosystem; these sectors are currently undergoing what is best described as a once in a century transition that will create value-accretive ripple effects across several core areas, including the mining and metals sector.

The metals used in electrification will see significant growth over the coming decade. An average electric vehicle with a 65kwh battery contains approximately:

●	183lbs of copper
●	95lbs of lithium
●	99lbs of nickel
●	27lbs of cobalt

Comparatively, an internal combustion engine vehicle contains approximately 40lbs of copper and negligible amounts of other commodities. Consumption of these electrification metals will grow exponentially, with potential deficits forecasted in the coming years due to the lack of new discoveries coming online, driven by the lengthy mining development timeline from discovery to first production.

An additional opportunity that has arisen within the mining and metals space, driven by global macroeconomic events, is based in gold and precious metals. These metals are set to benefit significantly from the large amount of Quantitative Easing (“QE”) that is occurring and expected to continue globally. Recently, prices for precious metals have eased considerably due to the rapid global COVID-19 inoculation drive and heavy investment in infrastructure development. These factors may create potential value opportunities for the near term as the major global economies continue to grapple with interest and inflation levers. In addition, the precious metals industry remains highly fragmented and in need of meaningful consolidation.

Our Business Strategy

Our board of directors and management team have a long track record of creating shareholder value by identifying, acquiring, optimizing and operating undervalued opportunities in the natural resources sector. Our company has deep technical expertise and strong commercial acumen across all commodities, including base metals, iron ore, precious metals and electrification metals. This expertise extends through the value chain, including trading and marketing of these commodities, as well as across all major mining jurisdictions with a strong track record of environmental stewardship and positive engagement with governments and indigenous landholders in those jurisdictions.

We believe that the team’s history, and ability to identify and execute a transaction that creates value for shareholders, places our company with a substantial competitive advantage. The management and board will leverage a deep network of relationships with mining consultants and financiers globally, who have decades of experience assessing and evaluating assets, understanding underlying values, and, importantly, determining how to unlock that value.

Our CEO has operated large and complex mining and downstream businesses in high quality, stable mining jurisdictions; through this, our CEO has built up a strong network of management that can be called upon to assist in optimizing and managing any mining asset our Company may acquire as a result of a business combination. Our CFO has an extensive commercial and mining background that focused on the evaluation, optimization, integration and turn-around of mining corporations or business units. Our Chief Development Officer has a long career in investment banking, advising small, medium and large global mining corporations with direct experience in mergers and acquisitions, and financings in both equity and debt capital markets.

Our Company’s focus is on opportunities in the natural resources sector, both upstream and downstream, with the exception of coal and petroleum. We are value driven and return focused (as evidenced by the team’s track records) and are looking to acquire assets where we see the opportunity for significant value creation via operational improvement for our shareholders in the near term and ideally where we can also grow the asset base. Whilst we will remain open to assets globally, our preference is to focus efforts on assets high quality, stable jurisdictions.

Our Investment Criteria

In order to successfully consummate our initial business combination in a manner that provides the highest level of potential value uplift, alongside the least possible transaction risk, we have identified the following factors that we believe are important in selecting the most attractive business combination opportunities.

While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular investment opportunity.

●	Environmental, Social, and Governance Stewardship: We will look to combine with an asset or company that has a strong track record of environmental stewardship and with strong engagement with local stakeholders while operating under regulatory requirements.

●	Eliminate Jurisdiction Risk: Whilst we will maintain a global mandate, our strong preference is to complete our initial business combination with assets in a high quality, stable mining jurisdiction. We feel that this materially reduces the risk to the business and that the broader market will recognize this and value our company accordingly post any business combination.
●	Manage Technical Risk: Our team has a long track record of being able to accurately assess technical risk and to identify upside opportunities and opportunities to operate more efficiently. We intend to use a bottom up technical approach when assessing potential business combinations to ensure a solid footing for our company post such business combination.
●	Strong Cost Position: We will endeavour to combine with a business/asset that has the potential to be well positioned on the global cost curve within a relatively short period of time after the business combination. Our team has a history of turning around assets that have historically been in the third and fourth quartiles of the cost curve to the first and second quartiles, and in doing so creating significant shareholder value.
●	Focus on Growth Potential: We will look to combine with a business that has strong organic growth potential through optimization of the existing business, additional capital spend and potentially from mergers with nearby assets to realize operational synergies.
●	Involvement of Strong Management Team: We will seek to combine with a business that has a management team in place with strong credentials or where we can strengthen management through providing access to our extensive global network.
●	Benefit from Being a Public Company: Opportunities may exist to create value through a business being able to access the US public debt and equity capital markets to secure capital that it otherwise would not have access to. Assets that are privately held or sitting within major or mid-tier miners and PE firms will have to compete internally for capital and if they are below the minimum size threshold of those very large businesses, they may struggle to attract the capital that they deserve to fully realize their potential. Similarly, they may struggle to attract and retain top tier management as a relatively small asset within a very large portfolio which could be changed post a business combination with our company. Potential target assets may exist within existing public companies that are listed on smaller exchanges that don’t enjoy the highly liquid and deep capital markets of the US and combining with these businesses could unlock shareholder value in a US listed environment.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and key employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information that is made available to us.

Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of our independent directors, will obtain an opinion that our initial business combination is fair to us from a financial point of view from either an independent investment banking firm or an independent accounting firm.

Members of our management team may directly or indirectly own our founder shares, Class A ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular prospective partner or if there is a significant amount of uncertainty as to the value of the prospective partner’s assets or prospects.

We anticipate structuring our initial business combination so that the post transaction company will own or acquire up to 100% of the equity interests or assets of the prospective partner business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the prospective partner business in order to meet certain objectives of the prospective partner management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the prospective partner or otherwise acquires a controlling interest in the prospective partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the prospective partner, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the prospective partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a prospective partner. In this case, we would acquire a 100% controlling interest in the prospective partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a prospective partner business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of fair market value test described above. If the business combination involves more than one prospective partner business, the 80% of fair market value test will be based on the aggregate value of all of the prospective partner businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a prospective partner that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular prospective partner business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a prospective partner business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We filed a Registration Statement on Form 8-A with the SEC on July 28, 2021, to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor or any member of our team. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Members of our board of directors directly or indirectly own private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular prospective partner business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a prospective partner business as a condition to any agreement with respect to our initial business combination.

In addition, certain of our executive officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts and co-investment vehicles. Accordingly, subject to their fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations, they will need to honor their fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our executive officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts and co-investment vehicles.

Corporate Information

Our executive offices are located at 425 Houston Street, Suite 400, Fort Worth, TX 76102 and our telephone number is 817-698-9901.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $265,147,800 in the trust account and $9,280,173 of deferred underwriting fees, we offer a prospective partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the prospective partner business to fit its needs and desires. However, there can be no assurance that third-party financing will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the Over-Allotment and the Private Placement, the proceeds of the sale of the private placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

The Company is actively identifying potential targets as well as conducting due diligence on identified targets for a Business Combination. Although our team will assess the risks inherent in a particular prospective partner business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a prospective partner business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a prospective partner business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Prospective Partner Businesses

In the event the Proposed Business Combination is not consummated, our process of identifying acquisition prospective partners will leverage our team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our directors and executive officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, in the event the Proposed Business Combination is not consummated, we anticipate that prospective partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Prospective partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to prospective partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention prospective partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination prospective partner in connection with a contemplated acquisition of such prospective partner by us. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor or any member of our team. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the prospective partner business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Evaluation of a Prospective Partner Business and Structuring of Our Initial Business Combination

In the event the Business Combination is not consummated, in evaluating an alternative prospective partner business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular alternative prospective partner, we will proceed to structure and negotiate the terms of the alternative business combination transaction.

In the event the Business Combination is not consummated, the time required to identify and evaluate an alternative prospective partner business and to structure and complete an alternative initial business combination, and the costs associated with that process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partner business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

Upon consummation of the Business Combination, the prospects of our success will depend on CMPL and the CSA Mine. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a single or limited number of products or services.

Limited Ability to Evaluate the Prospective Partner’s Management Team

Although we intend to closely scrutinize the management of a prospective partner business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the prospective partner business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

Furthermore, the future role of members of our team, if any, in the prospective partner business cannot presently be stated with any certainty. The determination as to whether any of the members of our team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our team will have significant experience or knowledge relating to the operations of the particular prospective partner business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the prospective partner business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the prospective partner or its owners, (ii) cash to be transferred to the prospective partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer.

The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and applies whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of two thirds of our ordinary shares who attend and vote at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination. In the event that our anchor investors purchase such units and vote them in favor of our initial business combination, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial business combination. As a result of the founder shares and any units that our anchor investors may purchase, they may have different interests with respect to a vote on an initial business combination than other public stockholders. In addition, our sponsor, directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different prospective partner until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of our initial public offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that (A) would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third -party refuses to execute an agreement waiving such claims to the monies held in the trust account, our team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third -party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. The underwriter will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third -party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $700,000 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. Because our offering expenses exceeded our estimate of $700,000, we may fund such excess with funds from the funds not held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain prospective target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 425 Houston Street, Suite 400, Fort Worth, TX 76102. Affiliates of our Sponsor will provide this office space to us at no cost. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. No one on our team is obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a prospective partner business has been selected for our initial business combination and the stage of the business combination process we are in.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to our Proposed Business Combination involving the acquisition of the CSA Mine from Glencore or the risks inherent in operating CSA. Specific risks relating to our Proposed Business Combination involving the acquisition of the CSA Mine and the risks inherent in operating the CSA Mine will be described in the documentation that we plan to circulate to shareholders when we seek shareholder approval of the Proposed Business Combination. The risks presented below assume that we may not consummate the proposed Business Combination with Glencore for the acquisition of the CSA Mine and, if that occurs, we will seek to find an alternative target with which to consummate an initial Business Combination.

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our shareholders) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	We are attempting to complete the Proposed Business Combination involving the CSA mine, a private operation about which little information is available, which may result in a Business Combination involving the acquisition of a company that is not as profitable as we suspected, if at all.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to Searching for and Consummating a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

While we intend to seek shareholder approval of the Proposed Business Combination, we may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a prospective partner business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

If we do not complete the Proposed Business Combination with Glencore and instead pursue an alternative Business Combination, your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any prospective partner businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with our Proposed Business Combination with Glencore, our sponsor and members of our team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our sponsor and members of our team also may from time -to -time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Assuming our anchor investors vote all of their shares in favor of approval of our initial business combination, we would not need any of the 26,514,780 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, as we expect to do in connection with our Proposed Business Combination with Glencore, the agreement by our sponsor and our team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination prospective partners, which may make it difficult for us to enter into a business combination with a prospective partner.

We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

We do not know how many shareholders may exercise their redemption rights, and therefore will need to structure the Business Combination based on our expectations as to the number of shares that will be submitted for redemption.

If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third -party financing. Raising additional third -party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the Proposed Business Combination with Glencore, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering, may give prospective partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination prospective partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any prospective partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering.

Consequently, such prospective partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular prospective partner business, we may be unable to complete our initial business combination with any prospective partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The recent COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus, emerged. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern”. On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the United States to aid the U.S., and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. The COVID-19 pandemic has resulted, and other infectious diseases could result in a widespread health crisis that has and could aontinue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the Business Combination, and the business of CMPL following the consummation of the Proposed Business Combination could be materially and adversely affected.

The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The disruptions posed by COVID-19 have continued, and other matters of global concern may continue, for an extensive period of time, and the Company’s ability, Glencore’s ability and CMPL’s ability to consummate the Proposed Business Combination and CMPL’s financial condition and results of operations following the consummation of the Proposed Business Combination may be materially adversely affected.Each of the Company, Glencore and CMPL may also incur additional costs due to delays caused by COVID-19, which could adversely affect CMPL’s financial condition and result of operations.

We may not be able to consummate an initial business combination within 24 months after the closing our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable prospective partner business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination with Glencore, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination with Glencore, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a prospective partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a prospective partner business in a particular industry sector nor have we selected any specific prospective partner businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular prospective partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific prospective partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular prospective partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular prospective partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a prospective partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination prospective partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our team’s area of expertise.

We will consider a business combination outside of our team’s area of expertise if a business combination prospective partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our team will endeavor to evaluate the risks inherent in any particular business combination prospective partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination prospective partner. In the event we elect to pursue an acquisition outside of the areas of our team’s expertise, our team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a prospective partner that does not meet such criteria, and as a result, the prospective partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, and we believe CMPL and the CSA Mine satisfy many of these attributes (which we intend to outline in connection with the request for shareholder approval of the Proposed Business Combination), should we not consummate the Proposed Business Combination with Glencore, it is possible that CMPL and the CSA Mine or another target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial business combination with a prospective partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a prospective partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a prospective partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the prospective partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or valuation firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, the sale of the private placement warrants and the underwriter’s partial exercise of its over-allotment option generated $265,147,800 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single prospective partner business or multiple prospective partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one prospective partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several prospective partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with prospective partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public

Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of prospective partner businesses we may acquire because some prospective partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our team will endeavor to evaluate the risks inherent in a particular prospective partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a prospective partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may engage the underwriter of our initial public offering or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or one of its affiliates to provide additional services to us after our initial public offering, including, for example, identifying prospective partners, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriter or its affiliates and no fees or other compensation for such services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of our prospectus, unless such payment would not be deemed underwriter’s compensation in connection with our initial public offering. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Our Securities

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

In connection with this restatement, our management concluded that its disclosure controls and procedures were not effective as of August 2, 2021, due to a material weakness in internal control over financial reporting with respect to the classification of a portion of the Shares as permanent equity instead of temporary equity. As described elsewhere in this Annual Report on Form 10-K, this material weakness resulted in a material misstatement of our stockholders’ equity as of August 2, 2021.

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

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we currently meet the minimum initial listing standards set forth in the NYSE’s listing standards, our securities may not continue to be listed on the NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on the NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities; reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a prospective partner business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous prospective partner businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain prospective partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain prospective partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Prospective partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a prospective partner and complete our initial business combination, and we will depend on loans from our sponsor or team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $954,974 is currently available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a prospective partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep prospective partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such prospective partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a prospective partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective partner business.

Because our offering expenses exceeded our estimate of $700,000, we may fund such excess with funds not held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our team or any of their affiliates or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The units would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a prospective partner business with which we combine, this diligence may not surface all material issues with a particular prospective partner business. In addition, factors outside of the prospective partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a prospective partner business or by virtue of our obtaining post-combination debt financing.

Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third -party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officer will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third -party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third -party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the public resale of the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the prospective partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific prospective partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific prospective partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants are redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

Our sponsor has invested an aggregate of $8,327,956 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $8,302,956 purchase price for the private placement warrants. We are offering our units to the public at an offering price of $10.00 per unit, and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, because the sponsor paid only a nominal purchase price of approximately $0.003 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into Class A ordinary shares upon our completion of an initial business combination.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $265,147,800 (which is the amount we have in the trust account from our initial business combination), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs

(including payment of $9,280,173 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A ordinary shares held by public shareholders	26,514,780	shares
Class B ordinary shares held by our sponsor	6,628,695	shares
Total ordinary shares	33,143,475	shares
Total funds in trust at the initial business combination	$265,147,800
Public shareholders’ investment per Class A ordinary share (1)	$10.00
Our sponsor’s investment per Class B ordinary share (2)	$0.003
Implied value per Class A ordinary share upon the initial business combination (3)	$8.00
(1)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table, the full investment amount is ascribed to the public shares only.
(2)	The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $8,302,956 investment in the private placement warrants including the over-allotment, is $8,327,956. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)	All founder shares held by our sponsor would automatically convert into Class A ordinary shares upon completion of our initial business combination.

Based on these assumptions, each Class A ordinary share would have an implied value of $8.00 per share upon completion of our initial business combination, representing a 20% decrease from the initial implied value of $10.00 per public share. While the implied value of $8.00 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $8.00 per Class A ordinary share, the 6,628,695 Class A ordinary shares that the sponsor owns upon completion of our initial business combination (after automatic conversion of the sponsor’s 6,628,695 founder shares) would have an aggregate implied value of $53,029,560. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $0.038 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination even if the value of the public shares declines significantly. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

The Company issued 13,666,666 warrants in connection with our initial public offering (Public Warrants) and private placement warrants and 504,927 additional public warrants and 201,971 private placement warrants in connection with the exercise of the over-allotment. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such Working Capital Loans into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a prospective partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the prospective partner business.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We issued an aggregate of 13,666,666 warrants in connection with our initial public offering (comprised of the 8,333,333  public warrants included in the units and the 5,333,333 private placement warrants.) and an additional 504,927 public warrants and 201,971 private placement warrants in connection with the exercise of the over-allotment. We account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants are exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger prospective partner for prospective partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Risks Relating to Regulatory Compliance Requirements

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets

(exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are held in a non-interest -bearing trust. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some, or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a prospective partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes; effect a business combination with a prospective partner company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the prospective partner company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a prospective partner company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the prospective partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination prospective partner.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Any prospective partner business may be materially adversely affected by regulations and evolving legislation governing issues involving climate change and sustainability.

A number of international, federal, state or local governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. For example, the United States Environmental Protection Agency (“EPA”) issued a notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allowed EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Legislation and increased regulation regarding climate change could impose significant costs on the business of any prospective partner business and its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, permitting, reporting and other costs to comply with such regulations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect the financial condition, operating performance and ability to compete of any prospective partner business. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or any prospective partner business could harm our reputation. The potential physical impacts of climate change are highly uncertain, and would be particular to the geographic circumstances in areas in which our prospective business partner may operate.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Holders of Class A ordinary shares are not entitled to vote on any appointment or removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and to continue our company in a jurisdiction outside the Cayman Islands. Holders of our public shares will not be entitled to vote on the appointment of directors or to continue our company in a jurisdiction outside the Cayman Islands during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our team.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early -stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Management, Directors and Employees

Past performance by our team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our team or their affiliates is presented for informational purposes only. Any past experience of and performance by our team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Our financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful by August 2, 2023.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares are not entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Past performance by our management team may not be indicative of future performance of an investment in us.

Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our sponsor, officers or directors has had experience with a blank check company or special purpose acquisition company in the past, except that Ashley Zumwalt-Forbes is a member of the Strategic Advisory Board for Hennessy Capital’s fifth SPAC, NASDAQ: HCICU.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the prospective partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the prospective partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the prospective partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a prospective partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a prospective partner business.

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a prospective partner business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the prospective partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the prospective partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the prospective partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination prospective partner’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Michael (Mick) James McMullen and Dan Vujcic serve our business on a full -time basis. Marthinus (Jaco) J. Crouse serves our business on a part-time basis. Our other executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Aside from Michael (Mick) James McMullen, Marthinus (Jaco) J. Crouse, and Dan Vujcic, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a prospective partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our executive directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a prospective partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a prospective partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a prospective partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable prospective partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our shareholders’, best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more prospective partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we are not specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination prospective partner is appropriate for our initial business combination.

On March 16, 2021, affiliates of our sponsor paid $25,000, or approximately $0.003 per unit, to cover for certain offering costs in consideration for 7,187,500 founder shares. In April 2021, our sponsor transferred 1,150,000 founders shares to certain of our officers, directors and advisers or entities controlled by our officers, directors and advisers. On July 12, 2021, Mr. McMullen and Mr. Bennett transferred 15,000 founders shares and 60,000 founders’ shares, respectively, to our Sponsor, and our Sponsor transferred an additional 25,000 founders shares to Mr. Gerdeman and 50,000 founders shares to Mr. Beament. Following such transfers, the total number of founders shares transferred to our officers, directors and advisers remained 1,150,000 founder shares. These 1,150,000 founder shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. Prior to the initial investment in the company of $25,000 by the affiliate of our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased 5,333,333 private placement warrants at a purchase price of $1.50 per warrant. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a prospective partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Our team may not be able to maintain control of a prospective partner business after our initial business combination. Upon the loss of control of a prospective partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares owns less than 100% of the equity interests or assets of a prospective partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the prospective partner or otherwise acquires a controlling interest in the prospective partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the prospective partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the prospective partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a prospective partner. In this case, we would acquire a 100% interest in the prospective partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our team will not be able to maintain control of the prospective partner business.

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings arising out of or relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to Corporate Governance

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, and our officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of our prospectus will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a prospective partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a prospective partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative prospective partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the prospective partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the prospective partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the market or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. In addition, we may amend the terms of our warrant agreement to allow for our warrants to be classified as equity in our financial statements with the approval by the holders of at least a majority of the public warrants and the private placement warrants, voting together as a single class. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Amending our warrant agreement to allow for our warrants to be classified as equity in our financial statements will require a vote of holders of at least a majority of the public warrants and the private placement warrants, voting together as a single class. Otherwise, amending our warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants; provided that, solely in the case of an amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants that does not adversely affect any of the terms of the public warrants, such amendment will require only the written consent or vote of the registered holders of at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a prospective partner business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our team and board of directors.

Risks Associated with Acquiring and Operating a Business in Non-U.S. Countries

If we pursue a prospective partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a prospective partner a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, pandemics and wars;
●	and deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our team may resign from their positions as officers or directors of the company and the management of the prospective partner business at the time of the business combination will remain in place. Management of the prospective partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive prospective partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that prospective partner business to become profitable.

Exchange rate fluctuations and currency policies may cause a prospective partner business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. prospective partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our prospective partner regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any prospective partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a prospective partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 425 Houston Street, Suite 400, Fort Worth, TX 76102. Affiliates of our Sponsor will provide this office space to us at no cost. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols MTAL.U, MTAL and MTAL WS, respectively. No fractional warrants were or will be issued and only whole warrants trade.

Holders

As of March 31,  2022, there were 1 holders of record of our units, 1 holders of record of our Class A common stock, 11 holders of record of our Class B common stock and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

Our Sponsor was issued an aggregate of 7,187,500 founder shares, or Class B ordinary shares, (after taking into account a surrender of 558,805 Class B ordinary shares to the Company for no consideration effectuated on September 16, 2021) for which we received a capital contribution of an aggregate of $25,000. Our Sponsor subsequently transferred a portion of these founders’ shares to certain individuals, including certain of our independent directors, for the same per share purchase price originally paid for such shares.

On August 2, 2021, the Company consummated its IPO of 25,000,000 units. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,333,333 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees and $530,173 in deferred underwriting fees.

Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor for an aggregate of 201,971 warrants to purchase Class A Ordinary Shares for $1.50 per warrant in a private placement with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment generating total proceeds of $302,956.

Certain qualified institutional buyers or institutional accredited investors who are unaffiliated with the management team (“Anchor Investors”) each expressed an interest to purchase up to 9.9% of the Units sold in the IPO at the public offering price of the Units offered. The Anchor Investors purchased a total of 19,575,000 Units or 78.3% of the outstanding Units following the IPO (assuming no exercise of the over-allotment option). After the exercise of the Underwriter’s over-allotment option, the percentage purchased by Anchor Investors has decreased from 78.3% to 73.8%.

In addition, the Sponsor sold membership interests representing an aggregate of 1,272,500 founder shares to all Anchor Investors combined.

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs of $1,984,130 were allocated to the warrants and charged to the Company’s statement of operations.

Transaction costs of the IPO amounted to $26,713,571 consisting of $5,302,956 of underwriting discounts, $9,280,173 of deferred underwriting discounts, fair value in the Anchor Investor shares of $11,107,653, and $1,022,789 of other offering costs. Of the transaction costs, $1,984,130 is included in other expenses and $24,729,441 is included in temporary equity.

A total of $265,147,800 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, upon closing of the IPO and the underwriter partially exercising its over-allotment option.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2021.

Item 6.[RESERVED].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Metals Acquisition Corp,” “MAC,” “our,” “us” or “we” refer to Metals Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company, incorporated as a Cayman Islands exempted company on March 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Following the closing of the IPO on August 2, 2021 and the underwriter’s partial exercise of its over-allotment option on September 3, 2021, $265,147,800  ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government treasury obligations, within the meaning set forth in Section Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, subject to the requirements of law and regulation, provides that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

We will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If we have not completed the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Recent Developments

On March 17, 2022, the Company, Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”) and Glencore Operations Australia Pty Limited (“Glencore”) entered into a Share Sale Agreement (the “SSA”).

Under the terms of the SSA, MAC-Sub (a newly formed, wholly owned subsidiary of the Company) will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, the Company and MAC-Sub will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value (the “Common Stock”) to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The SSA and related agreements are further described in the Form 8-K, filed by us on March 17, 2022.

Results of Operations and Known Trends or Future Events

As of December 31, 2021, the Company was actively identifying potential targets as well as conducting due diligence on identified targets for a Business Combination. Activity for the period from March 11, 2021, through December 31, 2021, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination and conducting due diligence on identified targets for a Business Combination. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the period from March 11, 2021, through December 31, 2021, we had a net income of $10,815,018, consisting of the change in the fair value of warrant liabilities of $14,982,447 and trust interest income of $7,819 partially offset by $1,122,004 in formation and operating costs, $1,066,666 in the excess value of the Public Warrants, $1,984,130 in Public Warrant offering costs and $2,448 in bank fees.

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from March 11, 2021, through December 31, 2021, the change in fair value of warrants was a decrease of $14,982,447 million.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination, including the Proposed Business Combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and any resulting market downturn.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $954,974 of cash and working capital of $690,771.

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

Going Concern and Management’s Plan

As of December 31, 2021, we had investments held in the Trust Account of $265,155,619, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, there were no working capital loan amounts outstanding, current liabilities of approximately $604,474 and cash of approximately $954,974.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we determined that we do not currently have adequate liquidity to sustain operations.

As of December 31, 2021, we had $954,974 of cash and working capital of $690,771, which are not sufficient to complete our planned activities. While we believe we have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period.

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

On September 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units. On September 16, 2021, the remaining time on the over-allotment option expired unused. Consequently, 558,805 shares were forfeited for no consideration.

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

Promissory Note

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. During the period from March 11, 2021 (inception) through the closing of the IPO, the Company borrowed $167,251 under the promissory note. The Company fully repaid the amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of December 31 , 2022, there was no amount payable. During the period from March 11, 2021 (inception) through December 31, 2022, the Company received advances from related parties of $150,000. These advances which were non-interest bearing and due on demand, were fully repaid on September 30, 2021.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2022, there were no Working Capital Loans outstanding.

Commitments and Contingencies

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

On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees.

On September 16, 2021, the remaining time on the over-allotment option expired unused.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (including the Over-Allotment Units), or $5,302,956. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% or $9,280,173 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Instruments

We account for the 13,666,666 warrants issued in connection with the IPO and Private Placement and an additional 504,927 Public Warrants and 201,971 Private Placement Warrants with the exercise of the underwriter’s over-allotment option, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging”. Under FASB ASC 815 the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Net Income Per Share

We have two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the period from March 11, 2021 (inception) through December 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Quantitative and Qualitative Disclosures About Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31 , 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Previously, a portion of the Shares were classified as permanent equity to maintain shareholder’s equity above $5 million on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company can only complete a business combination and continue to exist as a public company with trading public shares, if there are sufficient public shares that do not redeem at the time of the business combination and so it is appropriate to classify a portion of its Shares, required to keep its shareholder’s equity above $5 million, as "shares not subject to redemption" and part of permanent equity.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have corrected the accounting for the Shares in our Quarterly Report on Form 10-Q for the period ended September 30, 2021.

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our August 2, 2021, audited closing balance sheet, management reassessed the effectiveness of our disclosure controls and procedures. As a result of that reassessment and in light of the SEC Comment Letters, management determined that the disclosure controls and procedures as of September 30, 2021, were not effective, solely as a result of its classification of part of the Redeemable Class A Ordinary Shares as permanent equity instead of temporary equity. Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for redeemable public shares issued in connection with our Initial Public Offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from March 11, 2021 (inception) through December 31, 2022, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period presented.

Remedial Actions

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Michael (Mick) James McMullen	51	Chief Executive Officer and Director
Marthinus (Jaco) J. Crouse	44	Chief Financial Officer
Dan Vujcic	43	Chief Development Officer
Patrice E. Merrin	73	Chair
Rasmus Kristoffer Gerdeman	46	Director, Audit Chair
Neville Joseph Power	63	Director
John Rhett Miles Bennett	40	Director
Charles D. McConnell	66	Director

Michael (Mick) James McMullen (CEO and director) brings more than 29 years of senior leadership experience in the exploration, financing, development, and operations of mining companies globally. Mr. McMullen most recently served as the CEO and President at Detour Gold Corporation (“Detour”), a 600,000 ounce per annum gold producer in Canada from May 2019 to January 2020. During his tenure, Mr. McMullen took the market capitalization from C$2.1 billion to C$4.9 billion over 7 months (date of deal announcement), which represented an internal rate of return of 208%, leading to the acquisition by Kirkland Lake Gold Ltd. in 2020. Through his strong technical background and commercial acumen, Mr. McMullen established and led a team that reduced all-in-sustaining costs (“AISC”, a mining metric that estimates all direct and recurring costs required to mine a unit of ore) by approximately US$250/oz over that period in a business that had historically been viewed as an underperforming asset. Mr. McMullen also improved safety performance and repaired relations with its First Nations partners, enabling a large increase in operations to be permitted, which was fundamental to the increase in market value of the company.

Prior to Detour, Mr. McMullen served as CEO at Stillwater Mining Company (“Stillwater”) from December 2013 to May 2017 and as Technical Advisor from May 2017 to December 2018, where he was instrumental to the increase in market capitalization from US$1.3 billion to US$2.2 billion against a 10% fall in platinum group metals (“PGM”) prices over the same time. Mr. McMullen also served as a Nonexecutive Director at Stillwater from May 2013 to December2013. Stillwater was sold to Sibanye Gold Ltd. (“Sibanye”) in April 2017 in an all -cash deal valued at US$2.7 billion, which represented an internal rate of return of 16% during his 41-month tenure. During his time as CEO at Stillwater, the company reduced AISC by approximately US$300/oz, increased production to approximately 600,000 ounces per annum of PGM’s, developed a new mine, and built its PGM recycling business to be the largest in the world. The Stillwater business had been operating for 27 years prior to Mr. McMullen’s arrival as CEO and was viewed as a difficult operation with poor labor relations and safety track record. Leading up to its eventual sale, the company favorably renegotiated its labor agreements and reduced by half its safety incidence rate to be best-in-class in US underground mining.

Mr. McMullen’s time before Stillwater involved the identification, acquisition, development, and operation of a variety of mining assets across North and South America, Europe, Australia and Africa. These ranged from gold to base metals and bulk commodities. In addition, he has provided technical and financial advisory services to many of the larger PE funds, activist funds, and banks providing mining finance.

Mr. McMullen has a strong technical background and track record of identifying undervalued opportunities in the mining space, assuming a management position, optimizing the assets, and ultimately realizing shareholder value, ranging from exploration assets (one of two founders at GT Gold Corporation (“GT Gold”), which sold to Newmont Mining Corporation for C$393 million) to large integrated downstream and upstream businesses like Stillwater.

Mr. McMullen is a qualified Geologist and received his B.Sc. from Newcastle University in 1992 and is currently a Non-Executive Director at Develop Global Limited (“Develop”), an ASX listed base metal developer since February 2021. Since May 2021,

Mr. McMullen has served as a non-executive director at OceanaGold Corporation, a dual listed ASX-TSX gold miner with operations in the Philippines, US and New Zealand.

Marthinus (Jaco) J. Crouse (Chief Financial Officer) is a seasoned mining executive with nearly 20 years of experience in financial management, mine financial planning, business optimization and strategy development. He currently serves as executive director and chief financial officer of AEX Gold. He most recently held the position as the CFO of Detour Gold from June 2019 to January 2020, where he facilitated the successful financial and operational turnaround and sale of the corporation to Kirkland Lake for C$4.9 billion.

Prior to Detour, Mr. Crouse was Chief Financial Officer & Vice President-Finance of Triple Flag Mining Finance Ltd., (“Triple Flag”) from September 2016 to January 2020, a Toronto-based private metal streaming business. At Triple Flag, he developed and implemented new financial reporting systems and internal controls, successfully arranged a C$300 million revolving credit facility with major banks and contributed to a team that committed close to US$1 billion in royalty and streaming transactions. From 2015-2016, Mr. Crouse was Vice President-Business Planning & Optimization at Barrick Gold Corp. where he was instrumental in resetting the operating cost structure (lowering the AISC from US$927/oz in Q1 2015 to US$706/oz in Q1 2016), improving the capital allocation discipline to deliver US$471M of positive free cash flow for the first time in four years by Q4 2015, and debt reduction of US$1.4 billion by Q3 2016, during a period of low gold prices.

Mr. Crouse started his career in mining in 2002 by joining Xstrata plc. (“Xstrata”), the world’s largest ferrochrome producer, and went on to integrate and optimize the nickel business unit in 2007 (post the US$18.8 billion acquisition of Falconbridge Ltd), during which he worked extensively in North America. He also fulfilled the role of Asset Manager at Glencore plc (“Glencore”) following its merger with Xstrata in 2013 and was responsible for integrating the previous Xstrata Nickel marketing offices. Mr. Crouse is a Chartered Professional Accountant (Ontario), a Chartered Accountant (South Africa), and a certified Financial Risk Manager (FRM) with a Bachelor Computations (Honours) from the University of South Africa.

Dan Vujcic (Chief Development Officer) is an Investment Banker & Corporate Advisor with close to two decades of experience in global capital markets. In 2016, Mr. Vujcic established an independent advisory presence, Tilt Natural Resources Capital Limited, focusing on a selection of key clients globally, which he oversaw from 2016 to 2021. Over his career, Mr. Vujcic has advised clients in a diverse range of commodities across numerous jurisdictions, including raising capital in both equity and debt markets globally, supporting the growth ambitions of emerging miners, and attaining a significant presence in the industry. Prior, Mr. Vujcic led the effort to expand Jefferies’ footprint globally through its coverage of emerging small/mid-caps and family offices, working at Jefferies from November 2010 to October 2016. Mr. Vujcic was instrumental in leading First Quantum Minerals Ltd.’s (“First Quantum”) CAD$5 billion acquisition of Inmet Mining Corporation.

Mr. Vujcic started his investment banking career at Citi in Sydney in 2003 in the Metals & Mining team and was involved in several high-profile transactions, including Fortescue Metals Group Ltd’s US$2.5 billion US high yield bond, its initial greenfield funding, paving the way for the development of one of the largest global iron ore producers. In 2007, Mr. Vujcic moved to Morgan Stanley in London working closely on transactions with Rio Tinto plc, Anglo American plc, First Quantum, and a number of emerging markets mining clients in the CIS and Asia.

Mr. Vujcic completed a Bachelor of Business with 1st Class Honours at the University of Technology, Sydney in 1999 and completed his Chartered Accountants (ICAA) qualification at Arthur Andersen in 2002.

Patrice E. Merrin (Chair) is a corporate director with broad experience in the resource sector, heavy industry and capital markets. Ms. Merrin is a frequent speaker and respected, independent voice on industry and governance matters. Since 2014, she has served as an independent non-executive director of Glencore plc, a global commodity trading and mining company based in Switzerland. She chairs the Ethics, Culture and Compliance Committee and serves on the Health, Safety, Environment and Communities, and Investigations Committees. She is Glencore’s Engagement Director for North America. Representing a family member, she has served since 2018 on the Board of private steel business Samuel, Son & Co., Mississauga. In June 2019, Ms. Merrin was appointed Chair of the Board of Detour Gold, a role which concluded with the acquisition of Detour Gold by Kirkland Lake Gold in January 2020, a transaction valued at C$4.9 billion. She has served as a director of Arconic Inc. from May 2017 to December 2017, Stillwater Mining from May 2013 to May 2017, CML HealthCare Inc. from May 2008 to October 2013 (Chair 2011 to 2013), Novadaq Technologies

Group from March 2015 to September 2017 and New Brunswick Power from 2007 to 2009. She was Lead Independent Director of Kew Media Group from March 2017 to December 2019 then Chair until February 2020 at which time the company entered into CCAA.

Ms. Merrin has been a nominee on several activist files. Her executive roles in the resource sector have included President, CEO and Director of Luscar Ltd., Canada’s largest thermal coal producer, from 2004-2006, then owned equally by Sherritt International Corporation and Ontario Teachers’ Pension Plan Board, prior to which she had been EVP and COO of Sherritt International, a Canadian diversified miner where she worked from 1994 to 2004. From 2009 to 2014, Ms. Merrin was a director of Climate Change and Emissions Management Corporation, created to support Alberta’s initiatives on climate change and the reduction of emissions. She was a member of the National Advisory Panel on Sustainable Energy Science & Technology and Canada’s National Round Table on the Environment and the Economy. She is a member of Women In Mining and in 2016 was cited as one of the 100 Global Inspirational Women in Mining. Ms. Merrin served on the board of Perimeter Institute for Theoretical Physics and is a former co-chair of Perimeter’s Emmy Noether Circle, promoting women in physics. She holds a Bachelor of Arts degree from Queen’s University and completed the Advanced Management Programme at INSEAD.

Rasmus Kristoffer Gerdeman (Director, Audit Chair) is a Managing Director at Ankura Consulting in the Office of the CFO practice since July 2021 and brings more than 20 years of experience in capital markets and corporate advisory with a particular focus on the Natural Resources and Industrial Sectors. Mr. Gerdeman provides corporate finance, corporate strategy, and strategic communications counsel to clients around transformational events impacting a corporations enterprise value and reputation. His expertise includes IPOs, strategic investor relations advisory, capital allocation strategies, working capital improvement analyses, mergers and acquisitions, activist defense, restructuring activities, and management transitions. Prior to his role at Ankura, Mr. Gerdeman was a Senior Advisor with FTI Consulting from October 2019 to July 2021. He also served as Chief Strategy and Investor Relations Officer for Livent Corporation a $2.4bn market cap NYSE listed lithium producer from May 2018 to June 2019 during the company’s IPO and separation from FMC Corporation. Before his role at Livent Corporation, Mr. Gerdeman was a Managing Director at FTI Consulting in the Strategic Communications and Corporate Finance segments.

Mr. Gerdeman joined FTI Consulting in 2013, after having spent more than 12 years as a buyside analyst at leading U.S. investment firms. He was twice awarded Institutional Investor Magazine’s prestigious “Best of the Buy-Side” for his unparalleled understanding of the industries that he covered. Mr. Gerdeman has served as a senior member of the research and investment teams at Neuberger Berman, Northern Trust Global Investors, and Zweig-Dimenna & Associates. He is also a guest lecturer and mentor to Cornell University MBA Cayuga Fund students focusing on basic materials and natural resources. Mr. Gerdeman holds a Bachelor of Science in finance from North Park University in Chicago, and a Master of Business Administration from S.C Johnson Graduate School of Management at Cornell University and Queen’s School of Business at Queen’s University in Kingston, Ontario.

Neville Joseph Power (Director) is a highly experienced Executive and Company Director with extensive CEO and Board experience across engineering, construction, mining, energy, agriculture and aviation.

From 2011 to 2018, Mr. Power was Managing Director and Chief Executive Officer of Fortescue Metals Group Ltd. During his tenure, Fortescue more than quadrupled its production to over 170 million tonnes per annum and positioned itself as the lowest cost supplier of seaborne iron ore to China. During a period of plunging iron ore prices, Mr. Power was able to lead the business from a 55 million tonne miner with an operating cost of US$53/tonne in 2011, to a 170 million tonne vertically integrated producer with a cost of US$12/tonne in 2018. The performance metrics over his term are surpassed, only, by the immensely positive culture created within its 5,000 strong workforce. Today, with a current market capitalisation of A$63 billion, Fortescue is considered a leader in the mining industry for its ability to rapidly grow, relentlessly lower costs, and lead continuous innovation.

Before joining Fortescue, Mr. Power held Chief Executive positions at Thiess and the Smorgon Steel Group adding to his extensive background in the mining, steel and construction industries. Mr. Power’s early career was with Mt Isa Mines Ltd (“MIM”), starting as an apprentice fitter and turner and working his way through various areas of the company’s underground and open cut mining, minerals processing and smelting operations over his two decades with the company. During his time at MIM, Mr. Power completed his B.Eng (Mech) at the DDIAE (now University of Southern Queensland), starting his journey as an engineer and transforming his career. In addition, Mr. Power holds an MBA from University of Queensland.

In 2016, Mr. Power was named Western Australia’s Business Leader of the Year. He also has a long history in agribusiness and aviation, holding both fixed wing and rotary pilot licenses. Mr. Power is a passionate advocate for health and development of regional and Aboriginal communities. He owns and operates a cattle station in Queensland where he was born and raised. Mr. Power is an Honorary Fellow of both Engineers Australia and a Fellow of The Australasian Institute of Mining and Metallurgy; a member of the Australian Institute of Company Directors.

In connection with travel from Queensland to West Australia in October 2021, Mr. Power failed to complete the mandatory registration and declaration and to comply with the required 14-day quarantine under West Australia’s Emergency Management Act relating to COVID-19. As a result, Mr. Power pled guilty in February 2022 to two charges of failing to comply with a direction and received an eight month suspended sentence.

John Rhett Miles Bennett (Director) has more than 16 years of experience in the exploration, financing, development, and operation of Natural Resources projects globally. Mr. Bennett is the Founder and Chief Executive Officer of Black Mountain. Black Mountain was established in 2007 and today the organization includes several business units: exploration and production operations, battery metals mining, commercial saltwater disposal, in-basin frac sand mining, carbon capture, and energy storage. Mr. Bennett has served as CEO of Black Mountain since its inception.

In 2017, Black Mountain Oil & Gas sold its New Mexico assets to Marathon Oil Corporation for $700 million. Black Mountain continues to identify opportunities to extract value from asset exploitation and optimization across the E&P sector, both domestically and internationally in Australia.

Beginning in 2017 with a growing supply constraint in the Permian Basin, Mr. Bennett built the Black Mountain Sand business to satisfy a void in the market for high quality, cost-effective in-basin frac sand. Black Mountain Sand has built 6 in-basin frac sand facilities across the U.S., producing quality in-basin sand that provides significant cost savings for E&P operators nationally, while becoming the 3rd largest frac sand company in the world.

Black Mountain Metals was established in 2018 to gain exposure to the rapidly emerging Electric Vehicle revolution, with a focus on natural resources extraction, specifically Class I Nickel Sulphide and Copper. Today, the Perth, Australia headquartered company has ownership in 5 nickel mines and related midstream infrastructure in Western Australia.

Mr. Bennett is a member of many industry organizations, serving as a Board Member of the Texas Alliance of Energy Producers, as Chairman of the Executive Committee of the Fort Worth Wildcatters, the Independent Petroleum Association of America (IPAA), the Texas Independent Producers & Royalty Owners Association (TIPRO), the National Association of Royalty Owners (NARO), the American Association of Professional Landmen (AAPL), Young Professionals in Energy (YPE), and the Fort Worth Petroleum Club.

Mr. Bennett has been the recipient of numerous awards in his career: Oil & Gas Investor – Forty Under 40, the Oil & Gas Awards – Future Industry Leader, EY Entrepreneur of the Year – Energy Services & National Finalist, and D CEO Magazine – Oilfield Services CEO of the Year. Mr. Bennett earned his Bachelor of Science in Business Management from the University of Georgia in 2003 and completed the Energy Executive Management Program at the University of Oklahoma Michael F. Price College of Business in 2012

The Honorable Charles D. McConnell (Director) is a global executive and technology Subject Matter Expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace who has led the growth of multimillion-dollar businesses and new business units. Mr. McConnell has expertise in operations, sales, business, marketing, domestic/global management, and managing senior-level technology teams. Mr. McConnell is experienced in both domestic and international markets and was posted in Singapore for business in China, India, Indonesia, Korea, and Malaysia. Mr. McConnell has received worldwide recognition in his development of and advocacy for climate change and carbon policies, e.g., Carbon Capture Utilization and Storage (CCUS), 45Q CCUS, and Enhanced Oil Recovery (EOR) policy as well as advanced carbon management in methane conversion and chemicals production.

Mr. McConnell currently serves as Executive Director of Carbon Management and Energy Sustainability at the University of Houston since November 2018. A 40-year veteran of the energy industry, Mr. McConnell joined the Rice University Energy and Environmental Initiative in August 2013 after serving two years as the Assistant Secretary of Energy at the U.S. Department of Energy from 2011 to 2013. At DOE, Mr. McConnell was responsible for the strategic policy leadership, budgets, project management, and research and development of the department’s coal, oil and gas, and advanced technologies programs, as well as for the operations and management of the U.S. Strategic Petroleum Reserve and the National Energy Technologies Laboratories. Prior to joining DOE in 2011,

Mr. McConnell served as Vice President of Carbon Management at Battelle Energy Technology in Columbus, Ohio and also spent 31 years with Praxair, Inc. (now Linde).

Mr. McConnell is a global manager who guides multiple business units through change while communicating with diverse stakeholders, external clients, and investors to create sustainable and profitable growth. He captures new opportunities by assessing market trends, building, motivating and educating high-performing teams, and evaluating technology and business portfolio options. Mr. McConnell revitalizes operations and business models for the energy transition marketplace by leveraging strong strategic planning, tactical client execution, and relationship-building collaboration for growth in energy markets challenged by a lower carbon future. Mr. McConnell is also a technology Subject Matter Expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace. He has been selected to testify in front of US Senate and House subcommittees on science, climate, technologies and policy. Mr. McConnell has been selected for leadership roles on the Board of the Energy and Environment Foundation North Dakota, the EPA Science Advisory Board, the Texas Carbon Neutral Coalition, Gasification Technologies Council and the Clean Carbon Technology Foundation of Texas. Mr. McConnell holds a bachelor’s degree in chemical engineering from Carnegie-Mellon University (1977) and an MBA in finance from Cleveland State University (1984).

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Michael (Mick) James McMullen and Charles D. McConnell, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Neville Joseph Power and John Rhett Miles Bennett, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Patrice E. Merrin and Rasmus Kristoffer Gerdeman, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance

Audit Committee

Our audit committee consists of Rasmus Kristoffer Gerdeman, Neville Joseph Power, and Patrice E. Merrin, all of whom are independent. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Gerdeman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit prospective partner having primary responsibility for the audit and the audit prospective partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms thereof; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

Our nominating committee consists of Patrice E. Merrin, Rasmus Kristoffer Gerdeman, and Charles D. McConnell, each of whom is an independent director under the NYSE’s listing standards. We adopted a nominating committee charter, which details the principal functions of the nominating committee, including overseeing the selection of persons to be nominated to serve on our board of directors.

Our nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Out Compensation Committee consists of Patrice E. Merrin, Rasmus Kristoffer Gerdeman, and Charles D. McConnell. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;
●	implementing and administering our incentive-compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Item 11.Executive Compensation.

During  2021, none of executive officers or directors had total compensation in excess of $100,000. No compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any shares options or shares appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 33,143,475 ordinary shares outstanding as of March 31, 2022, of which 26,514,780 were Class A ordinary shares and 6,628,695 were Class B ordinary shares.

	Amount	Approximate
	and Nature	Percentage of
	of Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership(1)	Ordinary Shares
Green Mountain Metals LLC(2)(3)	6,628,695	20%
Michael James McMullen(2)(4)	410,000	1.2%
Marthinus (Jaco) J. Crouse(2)	75,000	*
Dan Vujcic(2)(5)	100,000	*
Patrice E. Merrin(2)	50,000	*
Rasmus Kristoffer Gerdeman(2)	75,000	*
Neville Joseph Power(2)(6)	50,000	*
John Rhett Miles Bennett(2)(7)	190,000	*
Charles D. McConnell(2)	50,000	*
Capital Management(8)	2,475,000	7.5%
Capital Management GP(8)	2,475,000	7.5%
Management Holdings(8)	2,475,000	7.5%
Management Holdings GP(8)	2,475,000	7.4%
Adage Capital Partners, L.P.(9)	2,250,000	6.8%
Titanium Funding, LLC(10)	2,475,000	7.5%
Atalaya Capital Management LP(11)	2,059,688	6.2%
Polar Asset Management Partners Inc(12)	2,174,058	6.6%
Millennium Management LLC(13)	1,678,338	5.1%
Millennium Group Management LLC(13)	1,678,338	5.1%
Israel A. Englander(13)	1,678,338	5.1%
Wellington Management Group LLP(14)	2,510,689	7.6%
*	Less than one percent.
(1)	Interests shown include Class A ordinary shares and founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in Exhibit 4.5 “Description of Registrant's Securities” attached to this Annual Report on Form 10-K.
(2)	The business address of each corresponding entity and individual is 425 Houston Street, Suite 400, Fort Worth, TX 76102.
(3)	The shares reported herein are held in the name of our sponsor. There are three managers of our sponsor’s board of managers, Michael (Mick) James McMullen, John Rhett Miles Bennett, and Ashley Elizabeth Zumwalt-Forbes. Each manager has one vote, and the approval of two of the three members of the board of managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	Mr. McMullen beneficially owns 410,000 Class B ordinary shares by McMullen Geological Services Pty Ltd., an entity that he owns jointly with his spouse.

(5)	Mr. Vujcic beneficially owns 100,000 Class B ordinary shares held by Tilt Natural Resources Capital Limited, an entity that he 100% owns.
(6)	Mr. Power beneficially owns 50,000 Class B ordinary shares held by Mascotte Capital Pty Ltd., an entity that he 100% owns.
(7)	Mr. Bennett beneficially owns 190,000 Class B ordinary shares held by Black Mountain Storage LLC, an entity that he 100% owns.
(8)	According to Schedule 13G filed with the SEC on August 9, 2021 by (i) Apollo Atlas Master Fund, LLC, a Cayman Islands exempted company (“Atlas”); (ii) Apollo Atlas Management, LLC, a Delaware limited liability company (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC, a Delaware limited liability company (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd., a Cayman Islands exempted company (“Credit Strategies”); (v) Apollo ST Fund Management LLC, a Delaware limited liability company (“ST Management”); (vi) Apollo ST Operating LP, a Delaware limited partnership (“ST Operating”); (vii) Apollo ST Capital LLC, a Delaware limited liability company (“ST Capital”); (viii) ST Management Holdings, LLC, a Delaware limited liability company (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P., a Delaware limited partnership (“A-N Credit”); (x) Apollo A-N Credit Management, LLC, a Delaware limited liability company (“A-N Credit Management”); (xi) Apollo SPAC Fund I, L.P., a Cayman Islands exempted limited partnership (“SPAC Fund I”); (xii) Apollo SPAC Management I, L.P., a Delaware limited partnership (“SPAC Management I”); (xiii) Apollo SPAC Management I GP, LLC, a Delaware limited liability company (“SPAC Management I GP”) (xiv) Apollo Capital Management, L.P., a Delaware limited partnership (“Capital Management”); (xv) Apollo Capital Management GP, LLC, a Delaware limited liability company (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P., a Delaware limited partnership (“Management Holdings”); (xvii) Apollo Management Holdings GP, LLC, a Delaware limited liability company (“Management Holdings GP”) (together, the "Reporting Persons"). SPAC Fund I, Atlas, PPF Credit Strategies, Credit Strategies and A-N Credit each holds securities of the Issuer. Atlas Management serves as the investment manager of Atlas. Credit Strategies is the sole member of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. SPAC Management I serves as the investment manager for SPAC Fund I. The general partner of SPAC Management I is SPAC Management I GP. Capital Management serves as the sole member of Atlas Management, A-N Credit Management and SPAC Management I GP, and as the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. Atlas and Atlas Management are deemed to beneficial own 38,610 shares. PPF Credit Strategies is deemed to beneficially own 98,258 shares. Credit Strategies, St Management, St Operating, ST Capital and ST Management Holdings are deemed to beneficially own 779,129 shares. A-N Credit and A-N Credit Management are deemed to own 74,003 shares. SPAC Fund I, SPAC Management I and SPAC Management I GP are deemed to beneficially own 1,485,000 shares. Atlas, PPF Credit Strategies, Credit Strategies, A-N Credit, and SPAC Fund I each disclaims beneficial ownership of all shares reported here. No Reporting Person has sole power to vote the respective shares they beneficially own. The principal office of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY 9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(9)	According to Schedule 13G filed with the SEC on August 12, 2021 by Adage Capital Partners, L.P., a Delaware limited partnership ("ACP"), Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware ("ACPGP"), Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware ("ACA"), Robert Atchinson and Phillip Gross (together, the “Reporting Persons”). ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP's operations. Neither ACPGP nor ACA directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 (the "Act"), ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A Ordinary Shares beneficially owned by ACP. Neither

Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(10)	According to Schedule 13G filed with the SEC on February 14, 2021 by Titanium Funding, LLC, a Delaware limited liability company (“TF LLC”), Farallon Capital Management, L.L.C., a Delaware limited liability company (the “Management Company”), Philip D. Dreyfuss (“Dreyfuss”); Michael B. Fisch (“Fisch”); Richard B. Fried (“Fried”); Varun N. Gehani (“Gehani”); Nicolas Giauque (“Giauque”); David T. Kim (“Kim”); Michael G. Linn (“Linn”); Rajiv A. Patel (“Patel”); Thomas G. Roberts, Jr. (“Roberts”); William Seybold (“Seybold”); Andrew J. M. Spokes (“Spokes”); John R. Warren (“Warren”); and Mark C. Wehrly (“Wehrly, together with Dreyfuss, Fisch, Fried, Gehani, Giauque, Kim, Linn, Patel, Roberts, Seybold, Spokes and Warren, the “Farrallon Individual Reporting Persons”). The Shares reported for TF LLC are held directly by TF LLC. The Management Company, as the manager of TF LLC, may be deemed to be a beneficial owner of such shares held by TF LLC. Each of the Farallon Individual Reporting Persons, as a manager or senior manager, as the case may be, of the Management Company, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of such Shares held by TF LLC. Each of the Management Company and the Farallon Individual Reporting Persons disclaimed any beneficial ownership of any such Shares. The citizenship of each of TF LLC and the Management Company is set forth above. Each of the Farallon Individual Reporting Persons, other than Giauque and Spokes, is a citizen of the United States. Giauque is a citizen of France. Spokes is a citizen of the United Kingdom. The address of the principal business office of each of the Reporting Persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(11)	According to Schedule 13G/A filed with the SEC on December 14, 2021 by (i) Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); (ii) ACM ASOF VII (Cayman) Holdco LP (“ASOF”); (iii) ACM Alameda Special Purpose Investment Fund II LP (“Alameda”); (iv) ACM Alamosa (Cayman) Holdco LP (“Alamosa”); (v) Atalaya Capital Management LP (“ACM”); (vi) Corbin ERISA Opportunity Fund, Ltd. (“CEOF”); (vii) Corbin Capital Partners GP, LLC (“Corbin GP”); (viii) Corbin Capital Partners Group, LLC (“CCPG”) and (ix) Corbin Capital Partners, L.P. (“CCP”). ACM may be deemed the beneficial owner of 2,059,688 shares underlying units, which amount includes (i) the 294,926 shares underlying units beneficially owned by ASPIF II, (ii) the 415,313 shares underlying units beneficially owned by ASOF, (iii) the 519,106 shares underlying units beneficially owned by Alameda and (iv) the 830,343 shares underlying units beneficially owned by Alamosa. Each of CCPG and CCP may be deemed the beneficial owner of 415,312 shares underlying units, which amount includes the 415,312 shares underlying units beneficially owned by CEOF. As of October 1, 2021, CCPG ceased to beneficially own any shares. The address of the principal business office of each of ASPIF II, ASOF, Alameda, Alamosa and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, CCPG, Corbin GP and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.
(12)	According to Schedule 13G filed with the SEC on February 9, 2022, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada ("PAMP"), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (together with PAMP, the “Reporting Person”). The address of the business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(13)	According to Schedule 13G filed with the SEC on March 22, 2022, by Millennium Management LLC, a limited liability company organized under the laws of the State of Delaware (“MM”), Millennium Group Management LLC, a limited liability company organized under the laws of the State of Delaware (“MGM”), and Israel A. Englander (collectively, with MM and MGM, the “Reporting Person”). The securities disclosed therein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address of the business office of the Reporting Person is 399 Park Avenue, New York, New York 10022.
(14)	According to Schedule 13G filed with the SEC on February 4, 2022, by Wellington Management Group LLP, a Massachusetts limited partnership (“WMG”), Wellington Group Holdings LLP, a Delaware limited partnership (WGH”),

Wellington Investment Advisors Holdings LLP, a Delaware limited partnership (“WIAH”), and Wellington Management Company LLP, a Delaware limited partnership (“WMC”, and collectively with WMG, WGH, and WIAH, the “Reporting Person”). According to such schedule 13G, WMG, WGH and WIAH are deemed to beneficially own 2,510,689 shares and WMC is deemed to beneficially own 2,473,648 shares. The address of the principal business office of the Reporting Person is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

Our initial shareholders beneficially own 20% of the then issued and outstanding ordinary shares and will have the right to appoint all of our directors prior to the completion of our initial business combination, and to vote to continue our company in a jurisdiction outside the Cayman Islands prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor, directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and our team. Our sponsor and our team have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or prospective partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Registration Rights

The holders of the founder shares, which were issued in a private placement prior to the closing of our initial public offering, private placement warrants, which were issued in a private placement simultaneously with the closing of our initial public offering, and Class A ordinary shares underlying the private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on the effective date of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In March 2021, we issued an aggregate of 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. Prior to the initial investment in our company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued. On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units and did not exercise the remaining over-allotment option; thus, 558,805 Class B ordinary shares were forfeited by the Sponsor.

Our sponsor purchased 5,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant ($8,000,000 in the aggregate), in private placements that closed simultaneously with the closing of the Initial Public Offering and an additional 201,971 private placement warrants in connection with the exercise of the over-allotment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Ms. Patrice E. Merrin, who is the chair of our board of directors, has served as an independent non-executive director of Glencore plc since 2014, an affiliate of Glencore Operations Australia Pty Limited. She is also Glencore’s Engagement Director for North America. Her affiliation with Glencore was taken into consideration by our board directors in making their determination to enter into the Share Sale Agreement with Glencore Operations Australia Pty Limited.

We currently maintain our executive offices at 425 Houston Street, Suite 400, Fort Worth, TX 76102. Affiliates of our Sponsor will provide this office space to us at no cost. We consider our current office space adequate for our current operations.

We may pay salaries or consulting fees to our sponsors, officers, directors or their affiliates. We may also pay success fees to such individuals upon consummation of our initial business combination.

Other than the monthly administrative fees and salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our sponsors, CEO, CFO and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

In order to finance transaction costs in connection with an intended initial business combination, our sponsors, officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

The audit committee of our board of directors have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the Board Chair of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Patrice E. Merrin, Rasmus Kristoffer Gerdeman, Neville Joseph Power, and Charles D. McConnell are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021, including services in connection with our initial public offering totaled $112,270. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2021.

Audit Committee Approval

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Our independent registered public accounting firm is Marcum LLP (PCAOB ID Number 688) of Houston, Texas.

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
2.1†

Share Sale Agreement, dated as of March 17, 2022, by and among Glencore Operations Australia Pty Limited, Metals Acquisition Corp. (Australia) Pty Ltd. and Metals Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2022).

3.1	Amended and restated memorandum and articles of association (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. - 257854, filed on July 12, 2021).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333- 257854, filed on July 12, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333- 257854, filed on July 12, 2021).

4.4

Warrant Agreement, dated July 28, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

4.5	Description of Registrant’s Securities.

10.1

Warrant Purchase Agreement, dated July 28, 2021, between the Company and Green Mountain Metals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

10.2

Investment Management Trust Account Agreement, dated July 28, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

10.3

Registration and Shareholder Rights Agreement, dated July 28, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

10.4

Letter Agreement, dated July 28, 2021, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

10.5

Form of Indemnification Agreement, dated July 28, 2021, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 3, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K 601(b)(2)(ii).

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Michael James McMullen
Chief Executive Officer
(Principal executive officer)

By:	/s/ Marthinus (Jaco) J. Crouse
Marthinus (Jaco) J. Crouse
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael James McMullen	Chief Executive Officer and Director	March 31, 2022
Michael James McMullen	(Principal Executive Officer)

/s/ Marthinus (Jaco) J. Crouse	Chief Financial Officer	March 31, 2022
Marthinus (Jaco) J. Crouse	(Principal Financial and Accounting Officer)

/s/ Dan Vujcic	Chief Development Officer	March 31, 2022
Dan Vujcic

/s/ Patrice E. Merrin	Chair	March 31, 2022
Patrice E. Merrin

/s/ Rasmus Kristoffer Gerdeman	Director, Audit Chair	March 31, 2022
Rasmus Kristoffer Gerdeman

/s/ Neville Joseph Power	Director	March 31, 2022
Neville Joseph Power /s/ John Rhett Miles Bennett	Director	March 31, 2022
John Rhett Miles Bennett /s/ Charles D. McConnell	Director	March 31, 2022
Charles D. McConnell

Metals Acquisition Corp.

Our independent registered public accounting firm is Marcum LLP (PCAOB ID Number 688) of Houston, Texas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Metals Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Metals Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s available cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

March 31, 2022

METALS ACQUISITION CORP

BALANCE SHEET

December 31, 2021
Assets
Current assets:
Cash	$954,974
Prepaid expenses	340,271
Total current assets	1,295,245
Long-term prepaid expenses	186,988
Marketable securities held in Trust Account	265,155,619
Total Assets	$266,637,852

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued offering costs and expenses	$604,474
Total current liabilities	604,474
Warrant liability	8,440,008
Deferred underwriting discount	9,280,173
Total Liabilities	18,324,655

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value	265,147,800

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663
Additional paid-in capital	—
Accumulated deficit	(16,835,266)
Total shareholders’ deficit	(16,834,603)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$266,637,852

The accompanying notes are an integral part of these financial statements.

METALS ACQUISITION CORP

STATEMENT OF OPERATIONS

For the period from
March 11, 2021
(Inception) to
December 31,
2021
Formation and operating costs	$1,122,004
Loss from operations	(1,122,004)
Other income/(expense)
Change in fair value of warrants	14,982,447
Excess value of Private Placement Warrants	(1,066,666)
Offering expenses related to warrant issuance	(1,984,130)
Trust interest income	7,819
Bank fee	(2,448)
Total other income/(expense)	11,937,022
Net income	$10,815,018
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	13,451,926
Basic and diluted net income per share	$0.55
Basic and diluted weighted average shares outstanding	6,403,525
Basic and diluted net income per ordinary share	$0.54

The accompanying notes are an integral part of these financial statements.

METALS ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	11,107,653	—	11,107,653
Forfeiture of 558,805 founder shares	—	—	(558,805)	(56)	56	—	—
Change in Class A ordinary shares subject to possible redemption	—	—	—	—	(11,131,990)	(27,650,284)	(38,782,274)
Net loss	—	—	—	—	—	10,815,018	10,815,018
Balance as of December 31, 2021	—	$—	6,628,695	$663	$—	$(16,835,266)	$(16,834,603)

The accompanying notes are an integral part of these financial statements.

METALS ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period from
March 11, 2021
(Inception) to
December 31, 2021
Cash flows from Operating Activities:
Net income	$10,815,018
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by sponsor in exchange for issuance of Class B ordinary shares	6,894
Offering expenses related to warrant issuance	1,984,130
Excess value of Private Placement Warrants	1,066,666
Interest earned on marketable securities held in Trust Account	(7,819)
Decrease in fair value of warrants	(14,982,447)
Changes in operating assets and liabilities:
Prepaid expenses	(527,259)
Accrued offering costs and expenses	604,474
Net cash used in operating activities	(1,040,343)

Cash Flows from Investing Activities:
Investment held in Trust Account	(265,147,800)
Net cash used in investing activities	(265,147,800)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' fees	259,844,844
Proceeds from private placement	8,302,958
Advances from related parties	150,000
Payments to related parties	(150,000)
Payments of offering costs	(1,004,685)
Net cash provided by financing activities	267,143,117

Net change in cash	954,974
Cash, beginning of the period	—
Cash, end of the period	$954,974

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$9,280,173
Fair value of capital contribution by Sponsor to Anchor Investors	$11,107,653
Forfeiture of 558,805 founder shares	56
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,104
Initial classification of warrant liability	$23,422,455
Remeasurement of Class A ordinary shares subject to redemption	$38,782,274

The accompanying notes are an integral part of these financial statements.

METALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations and Going Concern and Management’s Plan

Metals Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 11, 2021.The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through December 31, 2021, relates to the Company's formation, operating costs, and the initial public offering (the "IPO"), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The underwriter had a 45-day option from the date of the Company’s IPO (August 2, 2021) to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Notes 3 and 8) and $530,173 in deferred underwriting fees.

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

On September 16, 2021, the remaining amounts under the over-allotment option expired unused and 558,805 Class B ordinary shares were forfeited by the Sponsor to the Company for no consideration.

The Additional Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

8

Certain qualified institutional buyers or institutional accredited investors who are unaffiliated with the management team (“Anchor Investors”) purchased a total of 19,575,000 Units or 78.3% of the outstanding Units following the IPO (assuming no exercise of the over-allotment option). After the exercise of the Underwriter's over-allotment option, the percentage purchased by Anchor Investors has decreased from 78.3% to 73.8%.

In addition, the Sponsor sold membership interests representing an aggregate of 1,272,500 founder shares to all Anchor Investors combined.

The Company estimated the aggregate fair value of these founder shares attributable to Anchor Investors via their purchase of the membership interest to be $11,107,653, or $8.73 per share. The founder shares purchased by the Anchor Investors represent a capital contribution by the Sponsor for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A.

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs of $1,984,130 were allocated to the warrants and charged to the Company’s current period statement of operations.

The purchase of 78.3% in aggregate of the Units sold in the IPO, or 19,575,000 Units and the sales of membership interest by the Sponsor are hereby referred to as the “Anchor Investment”.

Transaction costs of the IPO amounted to $26,713,571 consisting of $5,302,956 of underwriting discounts, $9,280,173 of deferred underwriting discounts, fair value in the Anchor Investor shares of $11,107,653, and $1,022,789 of other offering costs. Of the transaction costs, $1,984,130 is included in other expenses and $24,729,441 is included in temporary equity.

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

The net proceeds from the initial public offering are held in a trust account and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders are entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. There conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2021, the Company had $954,974 of cash and working capital of $690,771, which are not sufficient to complete its planned activities. While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of the Company’s operations and/or its search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $954,974 of cash and working capital of $690,771.

As of December 31, 2021, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares (see Note 5), borrowings under the promissory note of $167,251 and proceeds from its IPO and private placements.

On August 2, 2021, the Company consummated its IPO and on September 3, 2021, the Underwriter partially exercised its over-allotment option to purchase additional Units. A total of $265,147,800 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, upon closing of the IPO and the underwriter partially exercising its over-allotment option.

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates made by management include an estimate for private warrant liabilities and an estimate of the fair value of founder shares purchased by Anchor Investors.

Cash and Cash Equivalents

The Company had $954,974 of cash as at December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, funds held in the Trust Account included $265,155,619 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board ("FASB") ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As at December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Promissory Note - Related Party

As of December 31, 2021, the Company had no borrowings under the promissory note. During the period from March 11, 2021 (inception) through December 31, 2021, the Company borrowed $167,251 under the promissory note. The Company fully repaid the outstanding amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

As of December 31, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through December 31, 2021, the Company had advances from related parties of $150,000 and subsequently repaid the amount due. These advances were non-interest bearing and due on demand.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $1,984,130 were allocated to the Public and Private Warrants and included in other expenses for the period and $24,729,441 included in temporary equity.

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

Warrant Instruments

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement and the additional 504,927 public warrants and 201,971 private placement warrants associated with the exercise of the over-allotment, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” under which the warrants do not meet the criteria for equity treatment and must, thereby, be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using either observable market inputs or an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value and subsequently adjusted the redemption book value as of the IPO date for the earnings in the Trust Account. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,782,274
Ordinary shares subject to possible redemption	$265,147,800

Net Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the period from March 11, 2021 (inception) through December 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, or (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

	For the period from March 11, 2021
	(inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$7,354,212	$3,460,806

Denominator
Weighted-average shares outstanding	13,451,926	6,403,525
Basic and diluted net income per share	$0.55	$0.54

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Units

On August 2, 2021, the Company consummated its IPO of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000. The warrants will become exercisable 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

On September 16, 2021, the remaining amounts under the over-allotment option expired unused and 558,805 Class B ordinary shares were forfeited by the Sponsor to the Company for no consideration.

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

The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

On September 16, 2021, the remaining amounts under the over-allotment option expired unused.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable, or salable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

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

On September 3, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,514,780 Units. On September 16, 2021, the remaining amounts under the over-allotment option expired unused. Consequently, 558,805 shares were forfeited by the Sponsor for no consideration.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. As of December 31, 2021, there was no amount owing on the promissory note.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of December 31, 2021, there was no amount payable. During the period from March 11, 2021 (inception) through December 31, 2021, the Company received advances from related parties of $150,000.These advances which were non-interest bearing and due on demand, were fully repaid on December 31, 2021.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2021, there were no Working Capital Loans outstanding.

Note 6 — Recurring Fair Value Measurements

As at December 31, 2021, the Company’s warrant liability was valued at $8,440,008. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

All of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,155,619	$—	$—
	265,155,619	$—	$—
Liabilities:
Public Warrants	$5,214,574	$—	$—
Private Placement Warrants	$—	$—	$3,265,830
	$5,214,574	$—	$3,265,830

The Company established the initial fair value for the Warrants on August 2, 2021, the date of the consummation of the Company’s IPO and September 3, 2021, the date of the Underwriter’s partial exercise of its over-allotment option, respectively. The Company used a Black-Scholes model to value the Public and Private Warrants.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31,	August 2,
	2021	2021
Share price	$9.69	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.50	5.84
Volatility	10.7%	24.0
Risk-free rate	1.30%	1.01
Dividend yield	0%	0

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants as Level 3:

Fair value at March 11, 2021 (inception)	$—
Initial fair value	23,422,455
Public Warrants reclassified to level 1(1)	(6,196,163)
Change in fair value	(13,960,462)
Fair Value at December 31, 2021	$3,265,830
(1)	Assumes the Public Warrants were reclassified on September 30, 2021.

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from March 11, 2021 (inception) to December 31, 2021.

Note 7 — Commitments

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

On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Note 4).

On September 16, 2021, the remaining amounts under the over-allotment option expired unused.

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

Note 8 — Shareholders’ Equity

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option,the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of December 31, 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued.

On March 17, 2022, the Company, Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”) and Glencore Operations Australia Pty Limited (“Glencore”) entered into a Share Sale Agreement (the “SSA”).

Under the terms of the SSA, MAC-Sub (a newly formed, wholly owned subsidiary of the Company) will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, MAC and MAC-Sub will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value (the “Common Stock”) to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The business combination has been approved by the boards of directors of the Company and Glencore.

Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements