Form 10-Q
period 2022-03-31
Metals Acquisition Corp
filed 2022-05-23
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A Ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Shares of Class A ordinary share, included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	MTAL.WS	New York Stock Exchange

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

As of May 23, 2022, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10 Q

For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022, and for the Period from March 11, 2021 (Inception) through March 31, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit)/Equity for the Three Months Ended March 31, 2022, and for the Period from March 11, 2021 (Inception) through March 31, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022, and for the Period from March 11, 2021 (Inception) through March 31, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

i

METALS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$376,677	$954,974
Prepaid expenses	397,412	340,271
Total current assets	774,089	1,295,245
Long-term prepaid expenses	106,851	186,988
Marketable securities held in Trust Account	265,173,033	265,155,619
Total Assets	$266,053,973	$266,637,852

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses and accounts payable	$1,373,209	$604,474
Total current liabilities	1,373,209	604,474
Warrant liability	12,936,207	8,440,008
Deferred underwriting discount	9,280,173	9,280,173
Total Liabilities	23,589,589	18,324,655

Commitments
Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value	265,173,033	265,147,800

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663	663
Additional paid-in capital	—	—
Accumulated deficit	(22,709,312)	(16,835,266)
Total shareholders’ deficit	(22,708,649)	(16,834,603)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$266,053,973	$266,637,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
	For the	March 11, 2021
	three months ended	(Inception) to
	March 31,	March 31,
	2022	2021
Operating and formation costs	$1,369,159	$6,894
Loss from operations	(1,369,159)	(6,894)
Other income/(expense)
Change in fair value of warrants	(4,496,199)	—
Trust interest income	17,414	—
Bank fee	(869)	—
Total other expense	(4,479,654)	—
Net loss	$(5,848,813)	$(6,894)
Basic and diluted weighted average Class A shares outstanding, ordinary shares subject to possible redemption	26,514,780	—
Basic and diluted net loss per share	$(0.18)	$—
Basic and diluted weighted average Class B ordinary shares outstanding	6,628,695	6,250,000
Basic and diluted net loss per ordinary share	$(0.18)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
(DEFICIT)/EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,628,695	$663	$—	$(16,835,266)	$(16,834,603)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(25,233)	(25,233)
Net loss	—	—	—	—	—	(5,848,813)	(5,848,813)
Balance as of March 31, 2022	—	$—	6,628,695	$663	$—	$(22,709,312)	$(22,708,649)

FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(6,894)	$18,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the three months	March 11, 2021
	Ended	(Inception) to
	March 31, 2022	March 31, 2021
Cash flows from Operating Activities:
Net loss	$(5,848,813)	$(6,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor in exchange for issuance of Class B ordinary shares	—	6,894
Interest earned on marketable securities held in Trust Account	(17,414)	—
Decrease in fair value of warrants	4,496,199	—
Changes in operating assets and liabilities:
Prepaid expenses	22,996	—
Accrued expenses and accounts payable	768,735	—
Net cash used in operating activities	(578,297)	—

Net change in cash	(578,297)	—
Cash, beginning of the period	954,974	—
Cash, end of the period	$376,677	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$25,233	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,106
Deferred offering costs included in accrued offerings costs and expenses	$—	$155,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations and Going Concern and Management’s Plan

Metals Acquisition Corp (together with its consolidated subsidiaries, except as the context otherwise requires, the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 11, 2021.The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On March 4, 2022, a wholly owned subsidiary, Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”) was incorporated under the Australian Corporations Act 2001 and registered in New South Wales for the purposes of an initial Business Acquisition.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2022, relates to the Company’s formation, operating costs, and the initial public offering (the “IPO”), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 17, 2022, the Company and Glencore Operations Australia Pty Limited (“Glencore”) entered into a Share Sale Agreement (the “SSA”).

Under the terms of the SSA, the Company will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, the Company will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value (the “Common Stock”) to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The business combination has been approved by the boards of directors of the Company and Glencore.

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of March 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2022, the Company had $376,677 of cash and a working capital deficit of $599,120, which are not sufficient to complete its planned activities. On April 13, 2022, the Company issued an unsecured promissory note (the “Sponsor Convertible Note”) to the Sponsor pursuant to which the Company may borrow up to $1,200,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 9).

While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, management has determined that if the Company is unable to complete a Business Combination by August 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate the Proposed Business Combination will be successful or successful within the Combination Period.

Risks and Uncertainties

Results of operations and the Company’s ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $376,677 of cash and working capital deficit of $599,120.

As of March 31, 2022, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares (see Note 5), borrowings under the promissory note of $167,251 and proceeds from its IPO and private placements.

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

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 2, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

The condensed consolidated financial statements include the accounts of a wholly-owned subsidiary Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”), a private company incorporated in Australia. MAC-Sub is currently dormant.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but that any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had $376,677 and $954,974 of cash as at March 31, 2022 and December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, funds held in the Trust Account included $265,173,033 and $265,155,619 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board ("FASB") ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As at March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Promissory Note - Related Party

As of March 31, 2022, and December 31, 2021, the Company had borrowed $0 and $0 respectively under the promissory note. During the period from March 11, 2021 (inception) through March 31, 2022, the Company borrowed $167,251 under the promissory note. The Company fully repaid the outstanding amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

As of March 31, 2022, and December 31, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through December 31, 2021, the Company had advances from related parties of $150,000 and the amount was fully repaid at close of the IPO. These advances were non-interest bearing and due on demand. There were no advances from related parties from January 1, 2022 through to March 31, 2022.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ equity or the consolidated statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2022, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $1,984,130 were allocated to the Public and Private Warrants and included in other expenses for the period and $24,729,441 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (August 2, 2021) and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Warrant Instruments

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement and the additional 504,927 public warrants and 201,971 private placement warrants associated with the exercise of the over-allotment, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” under which the warrants do not meet the criteria for equity treatment and must, thereby, be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of operations. The fair value of warrants will be estimated using observable market inputs. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet.

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

At March 31, 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,807,507
Ordinary shares subject to possible redemption	$265,173,033

Net Loss Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the months ended March 31, 2022 and the period from March 11, 2021 (inception) through March 31, 2021. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, or (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended
	March 31, 2022
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(4,679,050)	$(1,169,763)

Denominator
Weighted-average shares outstanding	26,514,780	6,628,695
Basic and diluted net loss per share	$(0.18)	$(0.18)

	For the period from March 11, 2021
	(inception) through
	March 31, 2021
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$—	$(6,894)

Denominator
Weighted-average shares outstanding	—	6,250,000
Basic and diluted net loss per share	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

The Company is considered to be an exempted Cayman Islands company with connection to Australia via MAC-Sub as a taxable jurisdiction. MAC-Sub is dormant and the Company is therefore presently not subject to income taxes or income tax filing requirements in the Cayman Islands, United States or Australia. As such, the Company’s tax provision was zero for the period presented.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. As of March 31, 2022, and December 31, 2021, there were $0 and $0 outstanding, respectively, under the promissory note. The outstanding balance under the promissory note was repaid at the closing of the IPO on August 2, 2021.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of March 31, 2022, and December 31, 2021, there was no amount payable. During the period from March 11, 2021 (inception) through December 31, 2021, the Company received advances from related parties of $150,000. These advances which were non-interest bearing and due on demand and were fully repaid at the close of the IPO.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Note 6 — Recurring Fair Value Measurements

As at March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $12,936,207 and $8,440,008. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of March 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,173,033	$—	$—
	265,173,033	$—	$—
Liabilities:
Public Warrants	$7,954,433	$—	$—
Private Placement Warrants	$—	$4,981,774	$—
	$7,954,433	$4,981,774	$—

The following table presents information about the Company's assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,155,619	$—	$—
	265,155,619	$—	$—
Liabilities:
Public Warrants	$5,174,178	$—	$—
Private Placement Warrants	$—	$—	$3,265,830
	$5,174,178	$—	$3,265,830

The Company established the initial fair value for the Warrants on August 2, 2021, the date of the consummation of the Company’s IPO and September 3, 2021, the date of the Underwriter’s partial exercise of its over-allotment option, respectively. The Company used a Black-Scholes model to value the Public and Private Warrants.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31,	December 31,
	2022	2021
Share price	$9.96	$9.69
Strike price	$11.50	$11.50
Term (in years)	5.50	5.50
Volatility	10.4%	10.7%
Risk-free rate	2.39%	1.30%
Dividend yield	0%	0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company's Warrants as Level 3 for the three months ended March 31, 2022:

Fair value at December 31, 2021	$3,265,830
Change in fair value	1,715,944
Private Placement Warrants reclassified to level 2(1)	(4,981,774)
Fair Value at March 31, 2022	$—

(1) Assumes the Private Warrants were reclassified on March 31, 2022

Except for the transfer from Level 3 to Level 1 for the Public Warrants and Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from March 11, 2021 (inception) to March 31, 2022.

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as at March 31,2022 were $974,741 and $517,611 as at December 31, 2021.

Tax Planning Services Agreement

Tax Planning services rendered by the Company's tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as at March 31,2022 were $97,000. There were no accrued fees at December 31, 2021.

Note 8 — Shareholders’ Deficit (Equity)

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of March 31, 2022, and December 31, 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued.

On April 13, 2022, the Company issued an unsecured promissory note (the “Sponsor Convertible Note”) the Sponsor pursuant to which the Company may borrow up to $1,200,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine (the “CSA Mine”) in the Company’s business combination (the “Business Combination”) (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As previously disclosed, Michael James McMullen, the Company’s Chief Executive Officer, and John Rhett Miles Bennett, a director of the Company, are Managers of the Sponsor.

Other than as described in these unaudited condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Metals Acquisition Corp,” “MAC,” “our,” “us” or “we” refer to Metals Acquisition Corp and its wholly-owned subsidiary Metals Acquisition Corp (Australia) Pty Ltd., except as the context otherwise requires.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.  All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements.  Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available.  A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.  For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022.  The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.  Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company, incorporated as a Cayman Islands exempted company on March 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Following the closing of the IPO on August 2, 2021, and the underwriter's partial exercise of its over-allotment option on September 3, 2021, $265,147,800 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government treasury obligations, within the meaning set forth in Section Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, subject to the requirements of law and regulation, provides that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

We will have only 24 months from the closing of the IPO (the "Combination Period") to complete the initial Business Combination. If we have not completed the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Recent Developments

Business Combination

On March 17, 2022, we entered into a Share Sale Agreement (the "SSA") with Glencore Operations Australia Pty Limited ("Glencore").

Under the terms of the SSA, we will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited ("CMPL") (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the "Proposed Business Combination"). CMPL owns and operates the Cornish, Scottish and Australian mine (the "CSA Mine") in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, we will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the "Closing")), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value (the "Common Stock") to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The SSA and related agreements are further described in the Form 8-K, filed by us on March 17, 2022.

Convertible Note

On April 13, 2022, we issued an unsecured promissory note (the "Sponsor Convertible Note") to Green Mountain Metals LLC (the "Sponsor") pursuant to which we may borrow up to $1,200,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) August 2, 2023 and (ii) the acquisition of the CSA Mine in the Business Combination (such earlier date, the "Maturity Date"). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants to purchase the Company's Class A Ordinary Shares at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. As previously disclosed, Michael James McMullen, our Chief Executive Officer, and John Rhett Miles Bennett, a member of our board of directors, are Managers of the Sponsor.

Results of Operations

Activity for the period from March 11, 2021, through March 31, 2022, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the SSA. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the three months ended March 31, 2022, we had a net loss of $5,848,813, consisting of the change in the fair value of warrant liabilities of $4,496,199, $1,369,159 in operating costs, and $869 in bank fees offset by trust interest income of $17,414.

For the period March 11, 2021 (Inception) to March 31, 2021, we incurred a net loss of $6,894, consisting entirely of formation costs.

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. For the three months ended March 31, 2022, the change in fair value of warrants was an increase of $4,496,199. There were no warrants issued as at March 31, 2021 and accordingly no re-measurement impact in the statement of operations for the period March 11, 2021 (Inception) until March 31, 2021.

Results of our operations and our ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. At this time we cannot fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Proposed Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, we had $376,677 of cash outside of our trust account and working capital deficit of $599,120. All remaining cash was held in the trust account and is generally unavailable for our use prior to an Initial Business Combination

We intend to use all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. Further, our Sponsor, officers, directors, or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As described above, we entered into the Sponsor Convertible Note on April 13, 2022 that constitutes Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 6, 2022, we borrowed $1,200,000 under Working Capital Loans.

Following our entrance into the Sponsor Convertible Note, we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business and completing our Proposed Business Combination. However, if our estimates of the costs for completing our Proposed Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, finance or operating lease obligations.

Going Concern and Management’s Plan

As of March 31, 2022, we had investments held in the Trust Account of $265,173,033, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2022, there were no working capital loan amounts outstanding, current liabilities of approximately $ 1,373,209 and cash of approximately $376,677.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of March 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we determined that we do not currently have adequate liquidity to sustain operations.

As of March 31, 2022, we had $376,677 of cash and working capital deficit of $599,120, which are not sufficient to complete our planned activities. While we believe we have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. On April 13, 2022, the Company issued an unsecured promissory note (the “Sponsor Convertible Note”) to the Sponsor pursuant to which the Company may borrow up to $1,200,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination (Refer to Note 9). The loan indicates the continued commitment and ability of the Sponsor to fund any expenses related to the consummation of the proposed Business Combination.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO on August 2, 2021, and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Warrant Instruments

We account for the 13,666,666 warrants issued in connection with the IPO and Private Placement and an additional 504,927 Public Warrants and 201,971 Private Placement Warrants with the exercise of the underwriter’s over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging”. Under FASB ASC 815 the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Net Loss Per Share

We have two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. No warrants were exercised during the three months ended March 31, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts on an Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending March 31, 2022, the Company was not subject to any market or interest rate risk.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 11, 2021, through to the end of March 31, 2022. The term “disclosure controls and procedures,” as set forth in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of the Company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the filed consolidated financial statements present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021 and to properly accrue expenses. As a result, we performed additional analyses as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Share Sale Agreement, dated as of March 17, 2022, by and among Glencore Operations Australia Pty Limited, Metals Acquisition Corp. (Australia) Pty Ltd. and Metals Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2022).

10.1	Convertible Promissory Note, dated as of April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2022.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer