Form 10-Q
period 2022-06-30
Metals Acquisition Corp
filed 2022-08-22
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

METALS ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40685	98-1589041
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

Century House, Ground Floor
Cricket Square, P.O. Box 2238
Grand Cayman KY1-1107, Cayman Islands
(Address of principal executive offices)

(817) 698-9901

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

425 Houston, Street, Suite 400
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Class A ordinary share, included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MTAL.WS	New York Stock Exchange

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

As of August 22, 2022, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10 Q

For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 11, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 11, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022, and for the Period from March 11, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

i

METALS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$692,580	$954,974
Prepaid expenses	397,829	340,271
Total current assets	1,090,409	1,295,245
Long-term prepaid expenses	—	186,988
Marketable securities held in Trust Account	265,520,368	265,155,619
Deferred financing costs	353,908	—
Total Assets	$266,964,685	$266,637,852

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses and accounts payable	$600,626	$86,862
Due to related party	44,895	—
Total current liabilities	645,521	86,862
Deferred liabilities	1,747,707	517,612
Warrant liability	8,193,724	8,440,008
Deferred underwriting discount	9,280,173	9,280,173
Total Liabilities	19,867,125	18,324,655

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value of $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	265,520,368	265,147,800

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663	663
Additional paid-in capital	373,465	—
Accumulated deficit	(18,796,936)	(16,835,266)
Total Shareholders’ Deficit	(18,422,808)	(16,834,603)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$266,964,685	$266,637,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				March 11,
	For the Three Months Ended		For the Six months	2021 (Inception)
	June 30,		Ended June 30,	Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$1,655,002	$(646)	$3,024,161	$6,248
(Loss) Income from operations	(1,655,002)	646	(3,024,161)	(6,248)

Other income (expense):
Change in fair value of warrants	5,222,483	—	726,283	—
Change in fair value of conversion option	7,200	—	7,200	—
Trust interest income	347,335	—	364,750	—
Amortization of discount on convertible promissory note	(8,000)	—	(8,000)	—
Bank fee	(1,640)	(675)	(2,509)	(675)
Total Other income (expense), net	5,567,378	(675)	1,087,724	(675)

Net income (loss)	$3,912,376	$(29)	$(1,936,437)	$(6,923)

Basic and diluted weighted average Class A shares outstanding, ordinary shares subject to possible redemption	26,514,780	—	26,514,780	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$—	$(0.06)	$—

Basic and diluted weighted average Class B ordinary shares outstanding	6,628,695	6,250,000	6,628,695	6,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.00)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
(DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,628,695	$663	$—	$(16,835,266)	$(16,834,603)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(25,233)	(25,233)
Net loss	—	—	—	—	—	(5,848,813)	(5,848,813)
Balance as of March 31, 2022	—	—	6,628,695	663	—	(22,709,312)	(22,708,649)
Contribution of conversion price in excess of fair value of warrants	—	—	—	—	720,800	—	720,800
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(347,335)	—	(347,335)
Net income	—	—	—	—	—	3,912,376	3,912,376
Balance as of June 30, 2022	—	$—	6,628,695	$663	$373,465	$(18,796,936)	$(18,422,808)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021	—	—	7,187,500	719	24,281	(6,894)	18,106
Net loss	—	—	—	—	—	(29)	(29)
Balance as of June 30, 2021	—	$—	7,187,500	$719	$24,281	$(6,923)	$18,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the Six Months	March 11, 2021
	Ended	(Inception) to
	June 30, 2022	June 30, 2021
Cash flows from Operating Activities:
Net loss	$(1,936,437)	$(6,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor in exchange for issuance of Class B ordinary shares	—	6,923
Interest earned on marketable securities held in Trust Account	(364,750)	—
Change in fair value of warrants	(726,283)	—
Change in fair value of conversion option	(7,200)	—
Amortization of discount on convertible promissory note	8,000	—
Changes in operating assets and liabilities:
Prepaid expenses	129,430	—
Accrued expenses and accounts payable	159,856	—
Due to related party	44,895	—
Deferred liabilities	1,230,095	—
Net cash used in operating activities	(1,462,394)	—

Cash flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,200,000	—
Advances from related parties	—	150,000
Payments to related parties	—	(150,000)
Net cash used in financing activities	1,200,000	—

Net change in cash	(262,394)	—
Cash, beginning of the period	954,974	—
Cash, end of the period	$692,580	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$372,568	$—
Deferred financing costs included in accrued expenses	$353,908	—
Deferred offering costs paid by Sponsor in promissory note	$—	$166,576
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,106
Deferred offering costs included in accrued offerings costs and expenses	$—	$448,000
Private warrants issued upon conversion of related party promissory note	$480,000	$—
Capital contributed upon settlement of related party note	$720,800	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through June 30, 2022, relates to the Company’s formation, operating costs, and the initial public offering (the “IPO”), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of June 30, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2022, the Company had $692,580 of cash and a working capital of $489,783, which are not sufficient to complete its planned activities. On April 13, 2022, the Company issued an unsecured promissory note (the “Sponsor Convertible Note”) to the Sponsor pursuant to which the Company could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, the Company borrowed $1,200,000 under the Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the Sponsor Convertible Note.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $692,580 of cash and working capital of $489,783.

As of June 30, 2022, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares (see Note 5), borrowings under the promissory note of $167,251 and proceeds from its IPO and private placements.

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

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

The condensed consolidated financial statements include the accounts of a wholly-owned subsidiary Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”), a private company incorporated in Australia. MAC-Sub is currently dormant.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. There were no intercompany transactions for the period ended June 30, 2022.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

Cash and Cash Equivalents

The Company had $692,580 and $954,974 of cash as at June 30, 2022 and December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, funds held in the Trust Account included $265,520,368 and $265,155,619 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board ("FASB") ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As at June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Promissory Note - Related Party

As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note. During the period from March 11, 2021 (inception) through June 30, 2022, the Company borrowed $167,251 under the promissory note. The Company fully repaid the outstanding amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

As of June 30, 2022 and December 31, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through December 31, 2021, the Company had advances from related parties of $150,000 and the amount was fully repaid at close of the IPO. These advances were non-interest bearing and due on demand. There were no advances from related parties from January 1, 2022 through to June 30, 2022.

Convertible Debt

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Debt Financing Costs

The Company complies with the requirements of ASC 835-30-45-1A with respect to debt financing costs. Debt financing costs consist principally of legal and professional fees incurred through the balance sheet date that are directly related to the procurement of debt. Debt financing costs related to existing debt are capitalized and reported in the balance sheet as a direct deduction to the related debt and are amortized to interest expense over the term of the debt at the effective interest rate. Debt financing costs incurred prior to the closing of the related debt instrument are capitalized and reported in the balance sheet as a long-term deferred asset until the closing of the related debt instrument at which time the accumulated debt financing costs are capitalized to the debt instrument as previously discussed. As of June 30, 2022 and December 31, 2021, $353,907 and $0, respectively, were capitalized and are included in deferred financing costs on the condensed balance sheets.

Offering Costs

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

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value and subsequently adjusted the redemption book value as of the IPO date for the earnings in the Trust Account. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit. The carrying amount of ordinary shares subject to possible redemption excludes any potential reduction for up to $100,000 of funds held in trust that the Company may use to fund liquidation expenses. The Company will reduce the carrying amount of temporary equity for the availability of these funds only in the event that the Company's liquidation becomes probable.

As of June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,782,274
Ordinary shares subject to possible redemption as of December 31, 2021	$265,147,800
Plus:
Remeasurement adjustment of carrying value to redemption value	25,233
Ordinary shares subject to possible redemption as of March 31, 2022	$265,173,033
Plus:
Remeasurement adjustment of carrying value to redemption value	347,335
Ordinary shares subject to possible redemption as of June 30, 2022	$265,520,368

Net Income (Loss) Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. Each private placement warrant entitles the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company's initial public offering. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, or (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,129,901	$782,475	$—	$(29)
Denominator:
Weighted average shares outstanding	26,514,780	6,628,695	—	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$—	$(0.00)

			For the Period from March 11, 2021
	Six Months Ended		(Inception) Through
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(1,549,150)	$(387,287)	$—	$(6,923)
Denominator:
Weighted average shares outstanding	26,514,780	6,628,695	—	6,250,000

Basic and diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. The outstanding balance under the promissory note was repaid at the closing of the IPO on August 2, 2021. No amounts were outstanding as of June 30, 2022 and December 31, 2021.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of June 30, 2022 and December 31, 2021, there was no amount payable. During the period from March 11, 2021 (inception) through December 31, 2021, the Company received advances from related parties of $150,000. These advances which were non-interest bearing and due on demand and were fully repaid at the close of the IPO.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

On May 6, 2022, the Company entered into a convertible promissory note agreement with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,200,000. The Sponsor Convertible Note is non-interest bearing and payable on the earlier of (i) August 2, 2023, or (ii) the date on which the Company consummates the initial Business Combination. If the Company does not consummate the Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Sponsor Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of the Sponsor Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants; provided, however, that (i) the warrants will not be subject to forfeiture in connection with the Business Combination and (ii) the warrants will grant the holders the right to purchase one ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Concurrently with entering into the agreement, the Company borrowed $1,200,000 against the Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised the conversion option and converted the issued and outstanding loan balance of $1,200,000 under the Sponsor Convertible Note into 800,000 private placement warrants. As of June 30, 2022, there were no outstanding amounts under the Sponsor Convertible Note.

The Company assessed the provisions of the Sponsor Convertible Note under ASC 470-20. The derivative component of the obligation was initially valued and classified as a derivative liability. The conversion option was valued using a Monte Carlo Simulation method, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 6):

	May 24, 2022	May 6, 2022
	Conversion	Borrowing
	(Final	(Initial
	Measurement)	Measurement)
Underlying warrant value	$0.60	$0.80
Exercise price	$1.50	$1.50
Holding period	0.35	0.40
Risk-free rate%	1.25%	1.18%
Volatility%	59.57%	55.35%

The following table presents the change in the fair value of the conversion option liability for the borrowing on May 6, 2022 for $1,200,000:

Fair value as of May 6, 2022	$8,000
Change in fair value	(7,200)
Conversion to warrants	(800)
Fair value as of May 24, 2022	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the Sponsor Convertible Note.

The debt discount was to be amortized to interest expense as a non-cash charge over the term of the Sponsor Convertible Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. In connection with the conversion of the Sponsor Convertible Note on May 24, 2022, the Company recorded $8,000 of interest expense related to the full amortization of the debt discount. There was no balance remaining under the debt discount at June 30, 2022.

Note 6 — Recurring Fair Value Measurements

As at June 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $8,193,724 and $8,440,008. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of June 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,520,368	$—	$—
	$265,520,368	$—	$—
Liabilities:
Public Warrants	$4,772,661	$—	$—
Private Placement Warrants	—	3,421,064	—
	$4,772,661	$3,421,064	$—

The following table presents information about the Company's assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$265,155,619	$—	$—
	$265,155,619	$—	$—
Liabilities:
Public Warrants	$5,174,178	$—	$—
Private Placement Warrants	—	—	3,265,830
	$5,174,178	$—	$3,265,830

The Company established the initial fair value for the Warrants on August 2, 2021, the date of the consummation of the Company’s IPO and September 3, 2021, the date of the Underwriter’s partial exercise of its over-allotment option, respectively. The Company used a Black-Scholes model to value the Public and Private Warrants.

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The conversion option liability of the Sponsor Convertible Note was valued using a Monte Carlo simulation model which values each borrowing at borrowing date and is revalued at each subsequent conversion and reporting date. The Monte Carlo model's primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company's own Public Warrant pricing. Other key assumptions used in connection with the Monte Carlo model were holding period, risk free rate, exercise price, and underlying warrant value, which were based on market conditions, management assumptions, and terms of the Sponsor Convertible Note (see Note 5).

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31,
2021
Share price	$9.69
Strike price	$11.50
Term (in years)	5.50
Volatility	10.7%
Risk-free rate	1.30%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company's Warrants as Level 3 for the six months ended June 30, 2022:

Fair value at December 31, 2021	$3,265,830
Change in fair value	155,235
Private Placement Warrants reclassified to level 2(1)	(3,421,064)
Fair Value at June 30, 2022	$—

(1) Assumes the Private Warrants were reclassified on June 30, 2022

Except for the transfer from Level 3 to Level 1 for the Public Warrants and Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from March 11, 2021 (inception) to June 30, 2022.

Note 7 — Commitments and Contingencies

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

On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”) generating aggregate gross proceeds of $15,147,800 and incurring $302,956 in cash underwriting fees (see Note 1).

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as at June 30, 2022 and December 31, 2021 were $1,485,494 and $517,611, respectively.

Tax Planning Services Agreement

Tax Planning services rendered by the Company's tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as at June 30, 2022 and December 31, 2021 were $262,213 and $0, respectively.

PIPE Financing Advisement and Consulting Services Agreements

On January 19, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 3% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole efforts. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement. No services have been performed and nothing has been accrued as of and for the period ended June 30, 2022.

On March 16, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to (i) 2% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole efforts or (ii) 0.5% of the aggregate principal amount of securities issued to certain identified investors at the closing of such transaction as a result of the vendor’s efforts; provided, however, that no fees will be paid for non-institutional investors. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement and up to $125,000 of the vendor’s independent counsel fees and disbursements in connection with the placement. No services have been performed and nothing has been accrued as of and for the period ended June 30, 2022.

On March 16, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to (i) 4% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole effort, (ii) 2% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s joint efforts with a specified Co-Advisor, or (iii) 0.5% of the aggregate principal amount of securities issued to certain identified investors at the closing of such transaction as a result of the vendor’s sole efforts or joint efforts with a specified Co-Advisor. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement and up to $125,000 of the vendor’s independent counsel fees and disbursements in connection with the placement. No services have been performed and nothing has been accrued as of and for the period ended June 30, 2022.

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of June 30, 2022 and December 31, 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Convertible Note

On April 13, 2022, we issued an unsecured promissory note (the "Sponsor Convertible Note") to Green Mountain Metals LLC (the "Sponsor") pursuant to which we could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination. On May 6, 2022, the Company borrowed $1,200,000 under the Sponsor Convertible Note. All unpaid principal under the Sponsor Convertible Note were to be due and payable in full on the earlier of (i) August 2, 2023 and (ii) the acquisition of the CSA Mine in the Business Combination (such earlier date, the "Maturity Date"). The Sponsor had the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,200,000 in the aggregate, into warrants to purchase the Company's Class A Ordinary Shares at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note in full satisfaction of the Company’s obligation under the Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor in full satisfaction of the Company’s obligation under the Sponsor Convertible Note. As previously disclosed, Michael James McMullen, our Chief Executive Officer, and John Rhett Miles Bennett, a member of our board of directors, are Managers of the Sponsor.

Results of Operations

Activity for the period from March 11, 2021 through June 30, 2022, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the SSA. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the three months ended June 30, 2022, we had a net income of $3,912,376, consisting of the change in the fair value of warrant liabilities of $5,222,483, change in fair value of conversion option of $7,200 and trust interest income of $347,335, offset by the operating costs of $1,655,002, amortization of discount on the convertible promissory note of $8,000 and bank fees of $1,640.

For the six months ended June 30, 2022, we had a net loss of $1,936,437, consisting of the operating costs of $3,024,161, amortization of discount on the convertible promissory note of $8,000 and bank fees of $2,509, offset by the change in the fair value of warrant liabilities of $726,283, change in fair value of conversion option of $7,200 and trust interest income of $364,750.

For the three months ended June 30, 2021, we had a net loss of $29, consisting of bank fees of $675, offset by a credit adjustment to operating and formation costs of $646.

For the period March 11, 2021 (Inception) to June 30, 2021, we had a net loss of $6,923, consisting of operating and formation costs of $6,248 and bank fees of $675.

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. For the six months ended June 30, 2022, the change in fair value of warrants, including the addition of warrants issued upon conversion of the Sponsor Convertible Note, was a decrease of $246,283. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. The fair value of the converted warrants at June 30, 2022 and May 24, 2022 (issuance) was $432,000 and $480,000, respectively.

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

Liquidity and Capital Resources

As of June 30, 2022, we had $692,580 of cash outside of our trust account and working capital of $489,783. All remaining cash was held in the trust account and is generally unavailable for our use prior to an Initial Business Combination

We intend to use all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. Further, our Sponsor, officers, directors, or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As described above, we entered into the Sponsor Convertible Note on April 13, 2022 that constitutes Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 6, 2022, we borrowed $1,200,000 under Working Capital Loans. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the Sponsor Convertible Note.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

Underwriter’s Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”). Pursuant to the underwriter’s agreement, the underwriter will be entitled to a deferred underwriting discount of 3.5% or $9,280,173 of the gross proceeds of the IPO (including the Over-Allotment Units) held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement. See Note 7 to the unaudited condensed financial statements for further discussion of the underwriter’s agreement.

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as at June 30, 2022 and December 31, 2021 were $1,485,494 and $517,611, respectively.

Tax Planning Services Agreement

Tax Planning services rendered by our tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as at June 30, 2022 and December 31, 2021 were $262,213 and $0, respectively.

As of June 30, 2022, we did not have any other long-term debt, finance or operating lease obligations.

Going Concern and Management’s Plan

As of June 30, 2022, we had investments held in the Trust Account of $265,520,368, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of June 30, 2022, there were no working capital loan amounts outstanding, current liabilities of $645,521 and cash of $692,580.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of June 30, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we determined that we do not currently have adequate liquidity to sustain operations.

As of June 30, 2022, we had $692,580 of cash and working capital of $489,783, which are not sufficient to complete our planned activities. While we believe we have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. On April 13, 2022, the Company issued the Sponsor Convertible Note to the Sponsor pursuant to which the Company could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, the Company borrowed $1,200,000 under the Sponsor Convertible Note. The loan indicates the continued commitment and ability of the Sponsor to fund any expenses related to the consummation of the Proposed Business Combination.

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

Net Income (Loss) Per Share

We have two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. Each private placement warrant entitles the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending June 30, 2022, the Company was not subject to any market or interest rate risk.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 11, 2021, through to the end of June 30, 2022. The term “disclosure controls and procedures,” as set forth in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of the Company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the filed consolidated financial statements present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021 and to properly accrue expenses. As a result, we performed additional analyses as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August, 2022.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer