Form 10-Q
period 2022-09-30
Metals Acquisition Corp
filed 2022-11-14
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(Former name, former address and former fiscal year, if changed since last report)

Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Class A ordinary shares, included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MTAL.WS	New York Stock Exchange

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

As of November 14, 2022, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10 Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 11, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 11, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022, and for the Period from March 11, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

i

METALS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$244,247	$954,974
Prepaid expenses	307,296	340,271
Total current assets	551,543	1,295,245
Long-term prepaid expenses	—	186,988
Marketable securities held in Trust Account	266,693,693	265,155,619
Deferred financing costs	425,858	—
Total Assets	$267,671,094	$266,637,852

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses and accounts payable	$671,676	$86,862
Due to related party	65,427	—
Total current liabilities	737,103	86,862
Deferred liabilities	2,952,473	517,612
Warrant liability	5,605,114	8,440,008
Deferred underwriting discount	9,280,173	9,280,173
Total Liabilities	18,574,863	18,324,655

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value of $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	266,693,693	265,147,800

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663	663
Additional paid-in capital	—	—
Accumulated deficit	(17,598,125)	(16,835,266)
Total Shareholders’ Deficit	(17,597,462)	(16,834,603)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$267,671,094	$266,637,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				March 11,
	For the Three Months Ended		For the Nine months	2021 (Inception)
	September 30,		Ended September 30,	Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$1,761,004	$90,299	$4,785,165	$96,547
Loss from operations	(1,761,004)	(90,299)	(4,785,165)	(96,547)

Other income (expense):
Change in fair value of warrants	2,588,610	13,400,065	3,314,893	13,400,065
Offering expenses related to warrant issuance	—	(2,024,525)	—	(2,024,525)
Excess value of Private Placement Warrants	—	(1,066,666)	—	(1,066,666)
Change in fair value conversion option	—	—	7,200	—
Change in foreign exchange	(782)	—	(782)	—
Trust interest income	1,173,324	2,491	1,538,074	2,491
Amortization of discount on convertible promissory note	—	—	(8,000)	—
Bank fee	(1,477)	(738)	(3,986)	(1,413)
Total Other income, net	3,759,675	10,310,627	4,847,399	10,309,952

Net income	$1,998,671	$10,220,328	$62,234	$10,213,405

Basic and diluted weighted average Class A shares outstanding, ordinary shares subject to possible redemption	26,514,780	16,477,155	26,514,780	7,467,479

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.44	$0.00	$0.74

Basic and diluted weighted average Class B ordinary shares outstanding	6,628,695	6,628,695	6,628,695	6,300,368

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.44	$0.00	$0.74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,628,695	$663	$—	$(16,835,266)	$(16,834,603)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(25,233)	(25,233)
Net loss	—	—	—	—	—	(5,848,813)	(5,848,813)
Balance as of March 31, 2022	—	—	6,628,695	663	—	(22,709,312)	(22,708,649)
Contribution of conversion price in excess of fair value of warrants	—	—	—	—	720,800	—	720,800
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(347,335)	—	(347,335)
Net income	—	—	—	—	—	3,912,376	3,912,376
Balance as of June 30, 2022	—	—	6,628,695	663	373,465	(18,796,936)	(18,422,808)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(373,465)	(799,860)	(1,173,325)
Net income	—	—	—	—	—	1,998,671	1,998,671
Balance as of September 30, 2022	—	$—	6,628,695	$663	$—	$(17,598,125)	$(17,597,462)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(6,894)	(6,894)
Balance as of March 31, 2021	—	—	7,187,500	719	24,281	(6,894)	18,106
Net loss	—	—	—	—	—	(29)	(29)
Balance as of June 30, 2021	—	—	7,187,500	719	24,281	(6,923)	$18,077
Sale of 26,514,780 Units on August 2, 2021, and September 3, 2021, through public offering, net of offering costs	26,514,780	2,651	—	—	265,145,149	—	265,147,800
Sale of 5,535,304 Private Placement Warrants on August 2, 2021, and September 3, 2021	—	—	—	—	8,302,958	—	8,302,958
Forfeiture of 558,805 founder shares	—	—	(558,805)	(56)	56	—	—
Initial classification of warrant liability	—	—	—	—	(23,462,852)	—	(23,462,852)
Excess value of Private Placement Warrants	—	—	—	—	1,066,666	—	1,066,666
Underwriting fee	—	—	—	—	(5,302,956)	—	(5,302,956)
Deferred underwriting fee	—	—	—	—	(9,280,173)	—	(9,280,173)
Fair value of Class B shares sold to Anchor Investors	—	—	—	—	(11,107,653)	—	(11,107,653)
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	11,107,653	—	11,107,653
Offering costs charged to the shareholders’ equity	—	—	—	—	(1,022,789)	—	(1,022,789)
Offering costs allocated to Public Warrants	—	—	—	—	2,024,525	—	2,024,525
Net income	—	—	—	—	—	10,220,328	10,220,328
Change in Class A ordinary shares subject to possible redemption	(26,514,780)	(2,651)	—	—	(237,494,865)	(27,650,284)	(265,147,800)
Balance as of September 30, 2021	—	$—	6,628,695	$663	$—	$(17,436,879)	$(17,436,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the Nine Months	March 11, 2021
	Ended	(Inception) to
	September 30, 2022	September 30, 2021
Cash flows from Operating Activities:
Net income	$62,234	$10,213,405
Adjustments to reconcile net income to net cash used in operating activities:
Offering expenses related to warrant issuance	—	2,024,525
Excess value of Private Placement Warrants	—	1,066,666
Interest earned on marketable securities held in Trust Account	(1,538,074)	(2,491)
Change in fair value of warrants	(3,314,893)	(13,400,065)
Change in foreign exchange rates	782	—
Change in fair value of conversion option	(7,200)	—
Amortization of discount on convertible promissory note	8,000	—
Changes in operating assets and liabilities:
Prepaid expenses	219,963	(615,932)
Accrued expenses and accounts payable	158,173	—
Due to related party	65,427	—
Deferred liabilities	2,434,861	—
Net cash used in operating activities	(1,910,727)	(713,892)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(265,147,800)
Net cash used in investing activities	—	(265,147,800)

Cash flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,200,000	—
Proceeds from Initial Public Offering, net of underwriters' fees	—	259,844,844
Proceeds from private placement	—	8,302,958
Advances from related parties	—	150,000
Payments to related parties	—	(150,000)
Payments of offering costs	—	(992,316)
Net cash provided by financing activities	1,200,000	267,155,486

Net change in cash	(710,727)	1,293,794
Cash, beginning of the period	954,974	—
Cash, end of the period	$244,247	$1,293,794

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,545,893	$—
Deferred financing costs included in accrued expenses	$426,641	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$9,280,173
Deferred offering costs paid by Sponsor in promissory note	$—	$—
Initial value of Class A ordinary shares subject to possible redemption	$—	$265,147,800
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,106
Initial classification of warrant liability	$—	$23,462,850
Private warrants issued upon conversion of related party promissory note	$480,000	$—
Capital contributed upon settlement of related party note	$720,800	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through September 30, 2022, relates to the Company’s formation, operating costs, and the initial public offering (the “IPO”), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The purchase of 78.3% in aggregate of the Units sold in the IPO, or 19,575,000 Units and the sales of membership interest by the Sponsor are hereby referred to as the “Anchor Investment.”

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2022, the Company had $244,247 of cash and a working capital deficit of $120,133, which are not sufficient to complete its planned activities. On April 13, 2022, the Company issued an unsecured promissory note (the “Sponsor Convertible Note”) to the Sponsor pursuant to which the Company could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, the Company borrowed $1,200,000 under the Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the Sponsor Convertible Note.

While the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, management has determined that if the Company is unable to complete a Business Combination by August 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate the Proposed Business Combination will be successful or successful within the Combination Period.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $244,247 of cash and working capital deficit of $120,133.

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

The condensed consolidated financial statements include the accounts of a wholly-owned subsidiary Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”), a private company incorporated in Australia. MAC-Sub is currently dormant.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. There were no intercompany transactions for the period ended September 30, 2022.

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

Cash and Cash Equivalents

The Company had $244,247 and $954,974 of cash as of September 30, 2022 and December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, funds held in the Trust Account included $266,693,693 and $265,155,619 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Promissory Note - Related Party

As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the promissory note. During the period from March 11, 2021 (inception) through September 30, 2022, the Company borrowed $167,251 under the promissory note. The Company fully repaid the outstanding amount at the closing of the IPO on August 2, 2021.

Advances from Related Parties

As of September 30, 2022 and December 31, 2021, the Company had no advances from related parties. During the period from March 11, 2021 (inception) through December 31, 2021, the Company had advances from related parties of $150,000 and the amount was fully repaid at close of the IPO. These advances were non-interest bearing and due on demand. There were no advances from related parties from January 1, 2022 through to September 30, 2022.

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

Debt Financing Costs

The Company complies with the requirements of ASC 835-30-45-1A with respect to debt financing costs. Debt financing costs consist principally of legal and professional fees incurred through the balance sheet date that are directly related to the procurement of debt. Debt financing costs related to existing debt are capitalized and reported in the balance sheet as a direct deduction to the related debt and are amortized to interest expense over the term of the debt at the effective interest rate. Debt financing costs incurred prior to the closing of the related debt instrument are capitalized and reported in the balance sheet as a long-term deferred asset until the closing of the related debt instrument at which time the accumulated debt financing costs are capitalized to the debt instrument as previously discussed. As of September 30, 2022 and December 31, 2021, $425,858 and $0, respectively, were capitalized and are included in deferred financing costs on the condensed consolidated balance sheets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the consolidated statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $1,984,130 were allocated to the Public and Private Warrants and included in other expenses for the period and $24,729,441 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the IPO (August 2, 2021) and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the consolidated statement of operations in the period of change.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheet.

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

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value and subsequently adjusted the redemption book value as of the IPO date for the earnings in the Trust Account. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit. The carrying amount of ordinary shares subject to possible redemption excludes any potential reduction for up to $100,000 of funds held in trust that the Company may use to fund liquidation expenses. The Company will reduce the carrying amount of temporary equity for the availability of these funds only in the event that the Company’s liquidation becomes probable.

As of September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,782,274
Ordinary shares subject to possible redemption as of December 31, 2021	265,147,800
Plus:
Remeasurement adjustment of carrying value to redemption value	25,233
Ordinary shares subject to possible redemption as of March 31, 2022	265,173,033
Plus:
Remeasurement adjustment of carrying value to redemption value	347,335
Ordinary shares subject to possible redemption as of June 30, 2022	265,520,368
Plus:
Remeasurement adjustment of carrying value to redemption value	1,173,325
Ordinary shares subject to possible redemption as of September 30, 2022	$266,693,693

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,598,937	$399,734	$7,288,281	$2,932,047
Denominator:
Weighted average shares outstanding	26,514,780	6,628,695	16,477,155	6,628,695

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.44	$0.44

			For the Period from March 11, 2021
	Nine Months Ended		(Inception) through
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$49,787	$12,447	$5,539,602	$4,673,803
Denominator:
Weighted average shares outstanding	26,514,780	6,628,695	7,467,479	6,300,368

Basic and diluted net income per ordinary share	$0.00	$0.00	$0.74	$0.74

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

The Company is considered to be an exempted Cayman Islands company with connection to Australia via MAC-Sub as a taxable jurisdiction. MAC-Sub is dormant and the Company is therefore presently not subject to income taxes or income tax filing requirements in the Cayman Islands, United States or Australia. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts on an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the IPO. The outstanding balance under the promissory note was repaid at the closing of the IPO on August 2, 2021. No amounts were outstanding as of September 30, 2022 and December 31, 2021.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing and due on demand; as of September 30, 2022 and December 31, 2021, there was no amount payable. During the period from March 11, 2021 (inception) through December 31, 2021, the Company received advances from related parties of $150,000. These advances which were non-interest bearing and due on demand and were fully repaid at the close of the IPO.

Working Capital Loans

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Concurrently with entering into the agreement, the Company borrowed $1,200,000 against the Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised the conversion option and converted the issued and outstanding loan balance of $1,200,000 under the Sponsor Convertible Note into 800,000 private placement warrants. As of September 30, 2022, there were no outstanding amounts under the Sponsor Convertible Note.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the Sponsor Convertible Note.

The debt discount was to be amortized to interest expense as a non-cash charge over the term of the Sponsor Convertible Note, which was assumed to mature in August 2022, the Company’s expected Business Combination date. In connection with the conversion of the Sponsor Convertible Note on May 24, 2022, the Company recorded $8,000 of interest expense related to the full amortization of the debt discount. There was no balance remaining under the debt discount at September 30, 2022.

Note 6 — Recurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $5,605,114 and $8,440,008. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of September 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$266,693,693	$—	$—
	$266,693,693	$—	$—
Liabilities:
Public Warrants	$3,264,853	$—	$—
Private Placement Warrants	—	2,340,261	—
	$3,264,853	$2,340,261	$—

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

The conversion option liability of the Sponsor Convertible Note was valued using a Monte Carlo simulation model which values each borrowing at borrowing date and is revalued at each subsequent conversion and reporting date. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Monte Carlo model were holding period, risk free rate, exercise price, and underlying warrant value, which were based on market conditions, management assumptions, and terms of the Sponsor Convertible Note (see Note 5).

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31,
2021
Share price	$9.69
Strike price	$11.50
Term (in years)	5.50
Volatility	10.7%
Risk-free rate	1.30%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants as Level 3 for the nine months ended September 30, 2022:

Fair value at December 31, 2021	$3,265,830
Change in fair value	155,234
Private Placement Warrants reclassified to level 2(1)	(3,421,064)
Fair Value at September 30, 2022	$—

(1) Assumes the Private Warrants were reclassified on June 30, 2022

Except for the transfer from Level 3 to Level 1 for the Public Warrants and Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from March 11, 2021 (inception) to September 30, 2022.

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of September 30, 2022 and December 31, 2021 were $2,515,883 and $517,611, respectively.

Tax Planning Services Agreement

Tax planning services rendered by the Company’s tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of September 30, 2022 and December 31, 2021 were $436,590 and $0, respectively.

PIPE Financing Advisement and Consulting Services Agreements

On January 19, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 3% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole efforts. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement. No services have been performed and nothing has been accrued as of and for the period ended September 30, 2022.

On March 16, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to (i) 2% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole efforts or (ii) 0.5% of the aggregate principal amount of securities issued to certain identified investors at the closing of such transaction as a result of the vendor’s efforts; provided, however, that no fees will be paid for non-institutional investors. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement and up to $125,000 of the vendor’s independent counsel fees and disbursements in connection with the placement. No services have been performed and nothing has been accrued as of and for the period ended September 30, 2022.

On March 16, 2022, the Company entered into an agreement with a vendor for investment banking services related to the Proposed Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to (i) 4% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s sole effort, (ii) 2% of the aggregate principal amount of securities issued at the closing of such transaction and as a result of the vendor’s joint efforts with a specified Co-Advisor, or (iii) 0.5% of the aggregate principal amount of securities issued to certain identified investors at the closing of such transaction as a result of the vendor’s sole efforts or joint efforts with a specified Co-Advisor. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement and up to $125,000 of the vendor’s independent counsel fees and disbursements in connection with the placement. No services have been performed and nothing has been accrued as of and for the period ended September 30, 2022.

Advisory Service Agreement

On September 30, 2022, the Company entered into an agreement with two vendors for advisory services in relation to a proposed initial public offering of ordinary shares in an entity to be identified by the Company. The agreement states that the vendors will be entitled to an underwriting fee of 2.4% and management fee of 0.6% of the gross subscription monies raised under the proposed initial public offering. The underwriting fee and management fee are payable on the date the Company receives the proceeds (being the IPO settlement date) by way of deduction from the proceeds. Each vendor will receive 50% of the fees payable. The Company will also pay the vendors an incentive fee of up to 1%of the proceeds payable at the absolute discretion of the board of the Company in whatever proportion the board determines, payable in cleared funds on the date the Company receives the proceeds. No services have been performed and nothing has been accrued as of and for the period ended September 30, 2022.

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of September 30, 2022 and December 31, 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

The Company did not identify any subsequent events, other than listed below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Promissory Note

On October 25, 2022 the Company issued an unsecured promissory note (“the Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The Note bears no interest and all unpaid principal under the Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following the closing of the IPO on August 2, 2021, and the underwriter’s partial exercise of its over-allotment option on September 3, 2021, $265,147,800 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government treasury obligations, within the meaning set forth in Section Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, subject to the requirements of law and regulation, provides that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

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

Recent Developments

Business Combination

On March 17, 2022, we entered into a Share Sale Agreement (the “SSA”) with Glencore Operations Australia Pty Limited (“Glencore”).

Under the terms of the SSA, we will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

In consideration for the acquisition of CMPL, we will: (a) pay US$1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue US$50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The SSA and related agreements are further described in the Current Report on Form 8-K filed by us on March 17, 2022.

Convertible Note

On April 13, 2022, we issued an unsecured promissory note (the “Sponsor Convertible Note”) to Green Mountain Metals LLC (the “Sponsor”) pursuant to which we borrowed $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination. On May 6, 2022, the Company borrowed $1,200,000 under the Sponsor Convertible Note. All unpaid principal under the Sponsor Convertible Note was due and payable in full on the earlier of (i) August 2, 2023 and (ii) the acquisition of the CSA Mine in the Business Combination (such earlier date, the “Maturity Date”). The Sponsor had the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,200,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000, resulting in the issuance of 800,000 private placement warrants to the Sponsor in full satisfaction of the Company’s obligation under the Sponsor Convertible Note. As previously disclosed, Michael James McMullen, our Chief Executive Officer, and John Rhett Miles Bennett, a member of our board of directors, are Managers of the Sponsor.

Promissory Note

On October 25, 2022 the Company issued an unsecured promissory note (“the Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The Note bears no interest and all unpaid principal under the Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination.

Results of Operations

Activity for the period from March 11, 2021 (inception) through September 30, 2022, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the SSA. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the three months ended September 30, 2022, we had a net income of $1,998,671, consisting of the change in the fair value of warrant liabilities of $2,588,610 and trust interest income of $1,173,324, offset by the operating costs of $1,761,004, change in foreign exchange rate of $782 and bank fees of $1,477.

For the nine months ended September 30, 2022, we had a net income of $62,234, consisting of the change in the fair value of warrant liabilities of $3,314,893, change in fair value of conversion option of $7,200 and trust interest income of $1,538,074, offset by the operating costs of $4,785,165, change in foreign exchange rate of $782, amortization of discount on the convertible promissory note of $8,000 and bank fees of $3,986.

For the three months ended September 30, 2021, we had a net income of $10,220,328, consisting of the change in fair value of warrant of $13,400,065, trust interest income of $2,491, offset by operating and formation costs of $90,299, excess value of private placement warrants of $1,066,666, offering expenses related to warrants issuance of $2,024,525 and bank fees of $738.

For the period March 11, 2021 (Inception) to September 30, 2021, we had a net income of $10,213,405, consisting of the change in fair value of warrant of $13,400,065, trust interest income of $2,491, offset by operating and formation costs of $96,547, excess value of private placement warrants of $1,066,666, offering expenses related to warrants issuance of $2,024,525 and bank fees of $1,413,

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. For the nine months ended September 30, 2022, the change in fair value of warrants, including the addition of warrants issued upon conversion of the Sponsor Convertible Note, was a decrease of $3,314,893. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. The fair value of the converted warrants at September 30, 2022 and May 24, 2022 (issuance) was $295,520 and $480,000, respectively.

Results of our operations and our ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. At this time, we cannot fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Proposed Business Combination.

Liquidity and Capital Resources

As of September, 30, 2022, we had $244,247 of cash outside of our trust account and working capital deficit of $120,133. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial Business Combination

We intend to use all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. Further, our Sponsor, officers, directors, or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As described above, we entered into the Sponsor Convertible Note on April 13, 2022 that constitutes Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 6, 2022, we borrowed $1,200,000 under Working Capital Loans. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000, resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the Sponsor Convertible Note.

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

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of September 30, 2022 and December 31, 2021 were $2,515,883 and $517,611, respectively.

Tax Planning Services Agreement

Tax Planning services rendered by our tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of September 30, 2022 and December 31, 2021 were $436,590 and $0, respectively.

As of September 30, 2022, we did not have any other long-term debt, finance or operating lease obligations.

Going Concern and Management’s Plan

As of September 30, 2022, we had investments held in the Trust Account of $266,693,693, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of September 30, 2022, there were no working capital loan amounts outstanding, current liabilities of $737,103 and cash of $244,247.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of September 30, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we determined that we do not currently have adequate liquidity to sustain operations.

As of September 30, 2022, we had $244,247 of cash and working capital deficit of $120,133, which are not sufficient to complete our planned activities. While we believe we have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. On April 13, 2022, the Company issued the Sponsor Convertible Note to the Sponsor pursuant to which the Company borrowed $1,200,000 from the Sponsor for working capital needs on May 6, 2022, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). The loan indicates the continued commitment and ability of the Sponsor to fund any expenses related to the consummation of the Proposed Business Combination.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the IPO on August 2, 2021, and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the consolidated statement of operations in the period of change.

Warrant Instruments

We account for the 13,666,666 warrants issued in connection with the IPO and Private Placement and an additional 504,927 Public Warrants and 201,971 Private Placement Warrants with the exercise of the underwriter’s over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging.” Under FASB ASC 815 the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the balance sheet.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts on an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending September 30, 2022, the Company was not subject to any market or interest rate risk.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 11, 2021 (Inception) through September 30, 2022. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and other procedures of the Company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the filed consolidated financial statements present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021 and to properly accrue expenses. As a result, we performed additional analyses as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remedial Actions

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have their intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risk factors set forth in the Annual Report on Form 10-K are supplemented with the following risk factor, which should be read in conjunction with the risk factors set forth in the Annual Report on Form-10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer