Form 10-K
period 2022-12-31
Metals Acquisition Corp
filed 2023-03-24
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40685

METALS ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1589041
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Century House, Ground Floor Cricket Square, P.O. Box 2238 Grand Cayman, Cayman Islands	KY1-1107
(Address of Principal Executive Offices)	(Zip Code)

(817) 698-9901

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Class A ordinary shares included as part of the units	MTAL	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MTAL WS	New York Stock Exchange

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the registrant’s Class A ordinary shares was approximately $259.6 million based on the $9.79 per share closing price on that day on the New York Stock Exchange.

As of March 24, 2023, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

METALS ACQUISITION CORP

FORM 10-K

PART I

Item 1. Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Metals” or the “Company” and to “we,” “us” and “our” refer to Metals Acquisition Corp.

Company Overview

We are a blank check company incorporated in the Cayman Islands on March 11, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Green Mountain Metals LLC, a Cayman Islands limited liability company (the “Sponsor”).

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

Under the terms of the SSA, MAC-Sub (a wholly owned subsidiary of the Company) will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

Under the original terms of the SSA, in consideration for the acquisition of CMPL, the Company and MAC-Sub will: (a) pay $1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue $50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value, to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The foregoing description of the SSA and related exhibits does not purport to be complete and is qualified in its entirety by reference to the full text of the SSA, a copy of which is attached as Exhibit 2.1 hereto.

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the parties thereto agreed to (i) permit the Company to undertake a re-domiciliation whereby the Company will be merged with and into MAC Limited, with MAC Limited continuing as the surviving company (“New MAC”) and (ii) amend the consideration payable to Glencore in connection with the acquisition of the CSA Mine whereby the Company and MAC-Sub will:

(a)	Pay at least $US775 million in cash (with the potential to be scaled up to $875 million depending on equity demand) to Glencore (subject to customary closing accounts adjustment (including New MAC being liable for accounting fees in connection with the transaction) to reflect the working capital, net debt and tax liabilities of CMPL at the Closing;
(b)	Issue up to 10,000,000 ordinary shares of New MAC (the “New MAC Ordinary Shares”) at the Closing (the “Rollover Shares”) to Glencore (having a value of up to $100,000,000) with Glencore having the option to scale down the amount to $0 subject to MAC raising sufficient equity (with any scale-back to be reflected in the upfront cash payment scale-up, as set forth in subsection (a));
(c)	Pay $75 million in a deferred cash payment on the following terms:
(i)	Payable upon New MAC’s listing on the Australian Stock Exchange or undertaking any alternative equity raise (up to 50% of the net proceeds from the raise, capped at $75 million);
(ii)	the unpaid balance of the $75 million will accrue interest at a rate equivalent to what New MAC pays on its mezzanine subordinated term loan, set at SOFR plus a variable margin of 8-12% (which will be determined by reference to prevailing copper prices); and
(iii)	any residual (up to the $75 million plus applicable interest) not paid in cash by the date that is twelve (12) months after the Closing will be settled on the next business day through the issuance of additional New MAC Ordinary Shares at a 30% discount to the 20-trading day VWAP before the issuance (“Equity Conversion Date”). If New MAC is listed on more than one exchange, the VWAP will be calculated by reference to the exchange with the largest volume ($ equivalent) over the 20-trading day period before the Equity Conversion Date. If the New MAC Ordinary Shares cannot be issued to Glencore due to applicable law or the rules of any applicable stock exchange, Glencore, in its sole discretion, may delay the date for the issuance of the New MAC Ordinary Shares, noting that such right only delays the date for the issuance of the New MAC Ordinary Shares, which amount of New MAC Ordinary Shares will be set on the Equity Conversion Date
(d)	Pay $150 million in cash structured as two contingent payments ($75 million each) that are unsecured, fully subordinated and payable if, over the life of the CSA Mine, the average daily London Metal Exchange closing price is greater than:
(i)	$4.25/lb ($9,370/mt) for any rolling 18-month period (commencing at Closing) (the “First Contingent Payment”); and
(ii)	$4.50/lb ($9,920/mt) for any rolling 24-month period (commencing at Closing) (the “Second Contingent Payment”);

The First Contingent Payment and the Second Contingent Payment will be payable as soon as the applicable payment trigger milestone has been achieved. However, if one or both of the milestones are met in the first three years post-Closing, the payment will only be made to the extent it does not constitute a breach of New MAC’s finance facilities in place at the Closing. To the extent payment would constitute a breach of the relevant facilities, New MAC will be subject to an obligation to use best endeavors to obtain the consent of all financiers for the payment to be made during the three-year window. For the avoidance of doubt, New MAC will be obligated to make the payments on the earlier of the first business day following (i) the refinancing of its senior debt, and (ii) the third anniversary of the Closing (being maturity of the senior debt), to the extent that First Contingent Payment and/or Second Contingent Payment has been triggered but not paid during the first three years post-Closing;

(e)	Enter into a Royalty Deed and Offtake Agreement as previously disclosed in the Current Report; and
(f)	Grant Glencore the right to appoint one (1) director to the New MAC board of directors for every 10% of New MAC Ordinary Shares that Glencore beneficially owns.

The foregoing description of the Deed of Consent and Covenant does not purport to be complete and is qualified in its entirety by reference to the full text of the Deed of Consent and Covenant, a copy of which is attached as Exhibit 2.2 hereto.

If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, or August 2, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Management Team

Our management team is led by Michael (Mick) James McMullen (Chief Executive Officer and Director), Marthinus (Jaco) J. Crouse (Chief Financial Officer), Dan Vujcic (Chief Development Officer) and Jan Benjamin Pieter Coetzee (Manager of Projects, Studies and Tech Services).

Michael (Mick) James McMullen (Chief Executive Officer and Director) brings more than 29 years of senior leadership experience in the exploration, financing, development, and operations of mining companies globally. Mr. McMullen most recently served as the CEO and President at Detour Gold Corporation (“Detour”), a 600,000 ounce per annum gold producer in Canada from May 2019 to January 2020. During his tenure, Mr. McMullen took the market capitalization from C$2.1 billion to C$4.9 billion over 7 months (date of deal announcement), which represented an internal rate of return of 208%, leading to the acquisition by Kirkland Lake Gold Ltd. in 2020. Through his strong technical background and commercial acumen, Mr. McMullen established and led a team that reduced all-in-sustaining costs (“AISC”, a mining metric that estimates all direct and recurring costs required to mine a unit of ore) by approximately $250/oz over that period in a business that had historically been viewed as an underperforming asset. Mr. McMullen also improved safety performance and repaired relations with its First Nations partners, enabling a large increase in operations to be permitted, which was fundamental to the increase in market value of the company.

Prior to Detour, Mr. McMullen served as CEO at Stillwater Mining Company (“Stillwater”) from December 2013 to May 2017 and as Technical Advisor from May 2017 to December 2018, where he was instrumental in increasing Stillwater’s market capitalization from $1.3 billion to $2.2 billion against a 10% fall in platinum group metals (“PGM”) prices over the same time. Mr. McMullen also served as a Nonexecutive Director at Stillwater from May 2013 to December 2013. Stillwater was sold to Sibanye Gold Ltd. (“Sibanye”) in April 2017 in an all -cash deal valued at $2.7 billion, which represented an internal rate of return of 16% during his 41 - month tenure. During his time as CEO at Stillwater, the company reduced AISC by approximately $300/oz, increased production to approximately 600,000 ounces per annum of PGM’s, developed a new mine, and built its PGM recycling business to be the largest in the world. The Stillwater business had been operating for 27 years prior to Mr. McMullen’s arrival as CEO and was viewed as a difficult operation with poor labor relations and safety track record. Leading up to its eventual sale, the company favorably renegotiated its labor agreements and reduced its safety incidence rate to be best-in-class in US underground mining.

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

Mr. McMullen is a qualified geologist and received his B.Sc. from Newcastle University in 1992. From May 2021 to August 2022, Mr. McMullen served as a non-executive director at OceanaGold Corporation, a dual-listed ASX-TSX gold miner with operations in the Philippines, US and New Zealand. Mr. McMullen also served as an Executive Director of Develop Global Limited from February  2021 to June 2021 and then as a non-executive director from July 2021 to February 2023.

Marthinus (Jaco) J. Crouse (Chief Financial Officer) is a seasoned mining executive with nearly 20 years of experience in financial management, mine financial planning, business optimization and strategy development. He currently serves as executive director and chief financial officer of Amaroq Minerals Ltd. He held the position of CFO at Detour Gold from June 2019 to January 2020, where he facilitated the successful financial and operational turnaround and sale of the company to Kirkland Lake Gold Ltd. (now Agnico Eagle Mines Ltd) for C$4.9 billion.

Prior to Detour, Mr. Crouse was Chief Financial Officer & Vice President-Finance of Triple Flag Mining Finance Ltd., (“Triple Flag”), a Toronto-based privately owned metal streaming business, from September 2016 to June 2019. At Triple Flag he developed and implemented new financial reporting systems and internal controls, successfully arranged a C$300 million revolving credit facility with major banks and contributed to a team that committed close to $1 billion in royalty and streaming transactions. From 2015 to 2016, Mr. Crouse was Vice President-Business Planning & Optimization at Barrick Gold Corp. where he was instrumental in resetting the operating cost structure (lowering AISC from $927/oz in Q1 2015 to $706/oz in Q1 2016), improving the capital allocation discipline to deliver $471M of positive free cash flow for the first time in four years by Q4 2015, and reducing debt by $1.4 billion by Q3 2016, during a period of low gold prices.

Mr. Crouse started his career in mining in 2002 by joining Xstrata plc. (“Xstrata”), the world’s largest ferrochrome producer, and went on to integrate and optimize the nickel business unit in 2007 (following the $18.8 billion acquisition of Falconbridge Ltd), during which time he worked extensively in North America. He also fulfilled the role of asset manager at Glencore plc (“Glencore”) following its merger with Xstrata in 2013 and was responsible for integrating the previous Xstrata Nickel marketing offices. Mr. Crouse is a Chartered Professional Accountant (Ontario), a Chartered Accountant (South Africa), and a certified Financial Risk Manager (FRM) with a Bachelor of Computations (Honours) from the University of South Africa.

Dan Vujcic (Chief Development Officer) is an Investment Banker & Corporate Advisor with close to two decades of experience in global capital markets and a non-executive director at Solgold plc since October 25, 2022. In 2016, Mr. Vujcic established an independent advisory presence, Tilt Natural Resources Capital Limited, focusing on a selection of key clients globally, which he oversaw from 2016 to 2021. Over his career, Mr. Vujcic has advised clients in a diverse range of commodities across numerous jurisdictions, including raising capital in both equity and debt markets globally, supporting the growth ambitions of emerging miners, and attaining a significant presence in the industry. Prior, Mr. Vujcic led the effort to expand Jefferies’ footprint globally through its coverage of emerging small/mid-caps and family offices, working at Jefferies from November 2010 to October 2016. Mr. Vujcic was instrumental in leading First Quantum Minerals Ltd.’s (“First Quantum”) CAD$5 billion acquisition of Inmet Mining Corporation.

Mr. Vujcic started his investment banking career at Citi in Sydney in 2003 in the Metals & Mining team and was involved in several high-profile transactions, including Fortescue Metals Group Ltd’s $2.5 billion US high yield bond, its initial greenfield funding, paving the way for the development of one of the largest global iron ore producers. In 2007, Mr. Vujcic moved to Morgan Stanley in London working closely on transactions with Rio Tinto plc, Anglo American plc, First Quantum, and a number of emerging markets mining clients in the CIS and Asia.

Mr. Vujcic completed a Bachelor of Business with 1st Class Honours at the University of Technology, Sydney in 1999 and completed his Chartered Accountants (ICAA) qualification at Arthur Andersen in 2002.

Jan Benjamin Pieter Coetzee (Manager of Projects, Studies and Tech Services) was appointed on February 6, 2023, as an officer of MAC Australia (Pty) Ltd. and has over 30 years of experience as a mining engineer.  Mr Coetzee has worked primarily across Africa and Australia in various roles covering mine design and engineering, technical services, projects, studies and management.  He is experienced in multiple minerals including platinum group elements, gold, copper, lead, zinc, silver and coal and has direct engineering experience across various mining methods, including open-cut, underground hard-rock and long-wall coal.  Mr Coetzee has significant experience in senior management, operations, business improvement, strategic project studies and mine planning in long term design and planning of mining operations and, as a result, has acted previously as both Qualified Person under United States Securities and Exchange Commission regulation and Competent Person under Australia’s Joint Ore Reserves Committee (JORC) and the South African Code for the Reporting of Mineral Resources and Mineral Reserves (SAMREC). In addition to his diverse mining experience, Mr Coetzee has particular expertise in the CSA mine, having worked there as Senior Long Term Planning Engineer for over two years.

Our Board of Directors

In addition to Mr. McMullen (our Chief Executive Officer), who is also a director, the following individuals are our directors.

Neville Joseph Power (Chair) is a highly experienced Executive and Company Director with extensive CEO and Board experience across engineering, construction, mining, energy, agriculture and aviation.

Mr. Power is the Deputy Chair of Strike Energy Ltd, and a director of APM Human Services International Ltd.

In the height of the global pandemic in 2020, Mr. Power was appointed by the Australian Prime Minister to lead the National COVID-19 Coordination Commission (“NCCC”). The NCCC concluded in April 2021. Mr. Power previously served as Chair of The Royal Flying Doctor Service Federation Board from December 2019 to March 2022, the Foundation for the WA Museum from September 2018 –March 2022 and Perth Airport from May 2018 to March 2022.

From 2011 to 2018, Mr. Power was Managing Director and Chief Executive Officer of Fortescue Metals Group Ltd. During his tenure, Fortescue more than quadrupled its production to over 170 million tonnes per annum and positioned itself as the lowest cost supplier of seaborne iron ore to China. During a period of plunging iron ore prices, Mr. Power was able to lead the business from a 55 million tonne miner with an operating cost of $53/tonne in 2011, to a 170 million tonne vertically integrated producer with a cost of $12/tonne in 2018. The performance metrics over his term are surpassed, only, by the positive culture created within its 5,000 strong workforce. Today, with a current market capitalisation of A$63 billion, Fortescue is considered a leader in the mining industry for its ability to rapidly grow, relentlessly lower costs, and lead continuous innovation.

Before joining Fortescue, Mr. Power held Chief Executive positions at Thiess and the Smorgon Steel Group adding to his extensive background in the mining, steel and construction industries. Mr. Power’s early career was with Mt Isa Mines Ltd (“MIM”), starting as an apprentice fitter and turner and working his way through various areas of the company’s underground and open cut mining, minerals processing and smelting operations over his two decades with the company. During his time at MIM, Mr. Power completed his B.Eng (Mech) at the DDIAE (now University of Southern Queensland), transforming his career. In addition, Mr. Power holds an MBA from University of Queensland.

In 2016, Mr. Power was named Western Australia’s Business Leader of the Year. He also has a long history in agribusiness and aviation, holding both fixed wing and rotary pilot licenses. Mr. Power is a passionate advocate for health and development of regional and Aboriginal communities. He owns and operates a cattle station in Queensland where he was born and raised. Mr. Power is an Honorary Fellow of both Engineers Australia and a Fellow of The Australasian Institute of Mining and Metallurgy and a member of the Australian Institute of Company Directors.

Patrice E. Merrin (Director) is a company director with broad experience in the resource sector, heavy industry and capital markets. Ms. Merrin is a frequent speaker and respected, independent voice on industry and governance matters. Since 2014, she has served as an independent non-executive director of Glencore plc, a global commodity trading and mining company based in Switzerland. She chairs Glencore’s Ethics, Culture and Compliance Committee and serves on the Health, Safety, Environment and Communities, and Investigations Committees. She is Glencore’s Engagement Director for North America. In May 2022, Ms. Merrin joined the board of Lancium, Inc., an energy and technology company, as an independent director. Representing a family member, she has served since 2018 on the Board of private steel business Samuel, Son & Co., Mississauga. In June 2019, Ms. Merrin was appointed Chair of the Board of Detour Gold, a role which concluded with the acquisition of Detour Gold by Kirkland Lake Gold in January 2020, a transaction valued at C$4.9 billion. She has served as a director of Arconic Inc. from May 2017 to December 2017, Stillwater Mining from May 2013 to May 2017, CML HealthCare Inc. from May 2008 to October 2013 (Chair 2011 to 2013), Novadaq Technologies Group from March 2015 to September 2017 and New Brunswick Power from 2007 to 2009. She was Lead Independent Director of Kew Media Group from March 2017 to December 2019 then Chair until February 2020 at which time the company entered into CCAA.

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

Rasmus Kristoffer Gerdeman (Director, Audit Chair) is a Managing Director at Ankura Consulting in the Office of the CFO practice since July 2021 and brings more than 20 years of experience in capital markets and corporate advisory with a particular focus on the Natural Resources and Industrial Sectors. Mr. Gerdeman provides corporate finance, corporate strategy, and strategic communications counsel to clients around transformational events impacting a corporation’s enterprise value and reputation. His expertise includes IPOs, strategic investor relations advisory, capital allocation strategies, working capital improvement analyses, mergers and acquisitions, activist defense, restructuring activities, and management transitions. Prior to his role at Ankura, Mr. Gerdeman was a Senior Advisor with FTI Consulting from October 2019 to July 2021. He also served as Chief Strategy and Investor Relations Officer for Livent Corporation a $2.4 bn market cap NYSE listed lithium producer from May 2018 to June 2019, during the company’s IPO and separation from FMC Corporation. Before his role at Livent Corporation, Mr. Gerdeman was a Managing Director at FTI Consulting in the Strategic Communications and Corporate Finance segments.

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

In 2017, Black Mountain sold its New Mexico assets to Marathon Oil Corporation for $700 million. Black Mountain continues to identify opportunities to extract value from asset exploitation and optimization across the E&P sector, both domestically in Australia and internationally.

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

Black Mountain Metals was established in 2018 to gain exposure to the rapidly emerging electric vehicle revolution, with a focus on natural resources extraction, specifically Class I Nickel Sulphide and Copper. Today, the company, which is based in Perth, Western Australia has ownership in 5 nickel mines and related midstream infrastructure in Western Australia.

Mr. Bennett is a member of many industry organizations in the U.S., serving as a board member of the Texas Alliance of Energy Producers, as Chairman of the Executive Committee of the Fort Worth Wildcatters, the Independent Petroleum Association of America (IPAA), the Texas Independent Producers & Royalty Owners Association (TIPRO), the National Association of Royalty Owners (NARO), the American Association of Professional Landmen (AAPL), Young Professionals in Energy (YPE), and the Fort Worth Petroleum Club.

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

The Honorable Charles D. McConnell (Director) is a global executive and technology subject matter expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace who has led the growth of multimillion-dollar businesses and new business units. Mr. McConnell has expertise in operations, sales, business, marketing, domestic/global management, and managing senior-level technology teams. Mr. McConnell is experienced in both domestic and international markets and was posted in Singapore for business in China, India, Indonesia, Korea, and Malaysia. Mr. McConnell has received worldwide recognition for his development of and advocacy for climate change and carbon policies, e.g., Carbon Capture Utilization and Storage (CCUS), 45Q CCUS, and Enhanced Oil Recovery (EOR) policy as well as advanced carbon management in methane conversion and chemicals production.

Mr. McConnell has served as Executive Director of Carbon Management and Energy Sustainability at the University of Houston since November 2018. A 40 - year veteran of the energy industry, Mr. McConnell joined the Rice University Energy and Environmental Initiative in August 2013 after serving two years as the Assistant Secretary of Energy at the U.S. Department of Energy from 2011 to 2013. At DOE, Mr. McConnell was responsible for strategic policy leadership, budgets, project management, and research and development of the department’s coal, oil and gas, and advanced technologies programs, as well as for the operations and management of the U.S. Strategic Petroleum Reserve and the National Energy Technologies Laboratories. Prior to joining the DOE in 2011, Mr. McConnell served as Vice President of Carbon Management at Battelle Energy Technology in Columbus, Ohio and also spent 31 years with Praxair, Inc. (now Linde).

Mr. McConnell is a global manager who guides multiple business units through change while communicating with diverse stakeholders, external clients, and investors to create sustainable and profitable growth. He captures new opportunities by assessing market trends, building, motivating and educating high-performing teams, and evaluating technology and business portfolio options. Mr. McConnell revitalizes operations and business models for the energy transition marketplace by leveraging strong strategic planning, tactical client execution, and relationship-building collaboration for growth in energy markets challenged by a lower carbon future. Mr. McConnell is also a technology subject matter expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace. He has been selected to testify in front of US Senate and House subcommittees on science, climate, technologies and policy. Mr. McConnell has been selected for leadership roles on the Board of the Energy and Environment Foundation North Dakota, the EPA Science Advisory Board, the Texas Carbon Neutral Coalition, Gasification Technologies Council and the Clean Carbon Technology Foundation of Texas. Mr. McConnell also serves as an Advisor to Warwick Carbon Solutions, a CCUS project developer, and DigiKerma, a blockchain carbon storage company. Mr. McConnell holds a bachelor’s degree in chemical engineering from Carnegie-Mellon University (1977) and an MBA in finance from Cleveland State University (1984).

Our Advisors

Ashley Elizabeth Zumwalt-Forbes is an engineer with ten years’ experience in acquiring, financing, and developing both greenfield and brownfield natural resources projects around the globe. Ms. Zumwalt-Forbes currently serves as Co-Founder and Chief Executive Officer of Black Mountain CarbonLock, a private carbon negative company established in 2021. She was previously Co-Founder and President of Black Mountain Metals, a private battery metals mining company established in 2018 and Black Mountain Exploration, a private natural gas company established in 2019. Ms. Zumwalt-Forbes served on the Strategic Advisory Board for Hennessy Capital’s fifth SPAC (NASDAQ: HCICU) from January 2021 – December 2022. She currently serves on the Strategic Advisory Board for TCU’s Energy Institute and OU’s School of Petroleum Engineering. Ms. Zumwalt-Forbes has been Executive Director of REEGenerate Pty Ltd since November 2021 and served as an Alternate Director and Senior Advisor to Black Mountain Energy (ASX: BME) from December 2021 – September 2022. Prior to joining Black Mountain in 2017, Ms. Zumwalt-Forbes attended Harvard Business School from 2015 to 2017. Prior to that, Ms. Zumwalt-Forbes worked in several Lead Project Engineering roles from July 2012 to July 2015 at ExxonMobil and its subsidiary XTO Energy, managing drilling, completions, and planning aspects of international shale exploration, laying the groundwork for >US$1 billion capital deployment.

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

Our team has operated large and complex mining and downstream businesses in high quality, stable mining jurisdictions; through this, our team has built up a strong network of management that can be called upon to assist in optimizing and managing any mining asset our Company may acquire as a result of a business combination. Our CEO and CFO have an extensive commercial and mining background that focused on the evaluation, optimization, integration and turn-around of mining corporations or business units. Our Chief Development Officer has a long career in investment banking, advising small, medium and large global mining corporations with direct experience in mergers and acquisitions, and financings in both equity and debt capital markets.

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

●	Environmental, Social, and Governance Stewardship: We will look to combine with an asset or company that has a strong track record of environmental stewardship and with strong engagement with local stakeholders while operating under regulatory requirements.
●	Reduce Jurisdiction Risk: Whilst we will maintain a global mandate, our strong preference is to complete our initial business combination with assets in a high quality, stable mining jurisdiction. We feel that this materially reduces the risk to the business and that the broader market will recognize this and value our company accordingly post any business combination.
●	Manage Technical Risk: Our team has a long track record of being able to accurately assess technical risk and to identify upside opportunities and opportunities to operate more efficiently. We intend to use a bottom-up technical approach when assessing potential business combinations to ensure a solid footing for our company post such business combination.
●	Strong Cost Position: We will endeavour to combine with a business/asset that has the potential to be well positioned on the global cost curve within a relatively short period of time after the business combination. Our team has a history of turning around assets that have historically been in the third and fourth quartiles of the cost curve to the first and second quartiles, and in doing so creating significant shareholder value.
●	Focus on Growth Potential: We will look to combine with a business that has strong organic growth potential through optimization of the existing business, additional capital spend and potentially from mergers with nearby assets to realize operational synergies.
●	Involvement of Strong Management Team: We will seek to combine with a business that has a management team in place with strong credentials or where we can strengthen management through providing access to our extensive global network.
●	Benefit from Being a Public Company: Opportunities may exist to create value through a business being able to access the US public debt and equity capital markets to secure capital that it otherwise would not have access to. Assets that are privately held or sitting within major or mid-tier miners and PE firms will have to compete internally for capital and if they are below the minimum size threshold of those very large businesses, they may struggle to attract the capital that they deserve to fully realize their potential. Similarly, they may struggle to attract and retain top tier management as a relatively small asset within a very large portfolio which could be changed post a business combination with our company. Potential target assets may exist within existing public companies that are listed on smaller exchanges that don’t enjoy the highly liquid and deep capital markets of the US and combining with these businesses could unlock shareholder value in a US listed environment.

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

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular prospective partner or if there is a significant amount of uncertainty as to the value of the prospective partner’s assets or prospects.

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

We filed a Registration Statement on Form 8 - A with the SEC on July 28, 2021, to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Corporate Information

Our executive offices are located at Century House, Ground Floor, Cricket Square, P.O. Box 2238, Grand Cayman, Cayman Islands and our telephone number is (817) 698-9901.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for a business combination in the amount of $268,908,716 in the Trust Account as of December 31, 2022 and $9,280,173 of deferred underwriting fees, deferred liabilities of $6,967,192, we offer a prospective partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the prospective partner business to fit its needs and desires. However, there can be no assurance that third-party financing will be available to us.

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

Evaluation of a Prospective Partner Business and Structuring of Our Initial Business Combination

In the event the Proposed Business Combination is not consummated, in evaluating an alternative prospective partner business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular alternative prospective partner, we will proceed to structure and negotiate the terms of the alternative business combination transaction.

In the event the Proposed Business Combination is not consummated, the time required to identify and evaluate an alternative prospective partner business and to structure and complete an alternative initial business combination, and the costs associated with that process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partner business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

Upon consummation of the Proposed Business Combination, the prospects of our success will depend on CMPL and the CSA Mine. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a single or limited number of products.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Facilities

We currently maintain our executive offices at Century House, Ground Floor, Cricket Square, P.O. Box 2238, Grand Cayman, Cayman Islands. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. In addition, Mr. Coetzee serves as a non-executive officer. No one on our team is obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a prospective partner business has been selected for our initial business combination and the stage of the business combination process we are in.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to our Proposed Business Combination involving the acquisition of the CSA Mine from Glencore or the risks inherent in operating CSA. Specific risks relating to our Proposed Business Combination involving the acquisition of the CSA Mine and the risks inherent in operating the CSA Mine will be described in the documentation that we plan to circulate to shareholders when we seek shareholder approval of the Proposed Business Combination. For a description of those risks, please see the Registration Statement on Form F-4 filed with the Securities and Exchange Commission by Metals Acquisition Ltd. on December 23, 2022. The risks presented below assume that we may not consummate the Proposed Business Combination with Glencore for the acquisition of the CSA Mine and, if that occurs, we will seek to find an alternative target with which to consummate an initial Business Combination.

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our shareholders) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	We are attempting to complete the Proposed Business Combination involving the CSA mine, a private operation about which little information is available, which may result in a business combination involving the acquisition of a company that is not as profitable as we suspected, if at all.
●	There can be no assurance that we will be able to raise sufficient capital to consummate the Business Combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.
●	If, before distributing the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
●	If, after we distribute the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, an insolvency court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.
●	We have previously identified material weaknesses in our internal control over financial reporting, calculating earnings per share using the two-class method and accruals. Although these weaknesses have been addressed, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to Searching for and Consummating a Business Combination

There can be no assurance that we will be able to raise sufficient capital to consummate the Proposed Business Combination.

As of December 31, 2022, there was approximately $268,908,716 million in the Trust Account. We have received conditional commitments for approximately $415 million of gross debt and bespoke financing as well as a $75 million debt component of a Redemptions Backstop Facility. The various financing commitments represent conditional commitments and are subject to change until such time as definitive binding documents are entered into. The relevant amounts, timing and conditions of the final financing may vary depending on numerous factors, including the prevailing business environment.

Furthermore, whilst we are continuing to work toward obtaining PIPE financing, no firm commitments or definitive agreements have been entered into to date. Accordingly, there can be no assurances that we will be able to secure PIPE financing and if there are significant redemptions, the amount of cash left remaining in our Trust Account upon consummation of the Business Combination will be lower than anticipated.

If we are unable to successfully enter into binding agreements for the debt facilities (and satisfy applicable conditions precedent), raise PIPE financing, or if redemptions are higher than we anticipate, then we would not be able to fund the consideration for the Proposed Business Combination.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

While we intend to seek shareholder approval of the Proposed Business Combination, if we pursue an alternative Business Combination we may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a prospective partner business as consideration in any business combination.

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

Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies. Accordingly, securities of growth companies such as ours may be more volatile than other securities and may involve special risks.

Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies like ours. In recent months, inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, our securities are subject to potential downward pressures, which may result in high redemptions of the cash available from the trust fund. If there are substantial redemptions, there will be a lower float of our common stock outstanding, which may cause a lack of liquidity and a further volatility in the price of our securities, which may adversely impact our ability to secure financing following the consummation of the Proposed Business Combination.

The recent COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus, emerged. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern”. On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the United States to aid the U.S., and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. The COVID-19 pandemic has resulted, and other infectious diseases could result in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the Proposed Business Combination, and the business of CMPL following the consummation of the Proposed Business Combination could be materially and adversely affected.

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

The proceeds from our initial public offering and the underwriter’s partial exercise of its over-allotment option generated $265,147,800 that we may use to complete our initial business combination.

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

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share, and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors will determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action against the Sponsor to enforce its indemnification obligations to us, it is possible that in exercising their business judgment, and subject to their fiduciary duties, the independent directors may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by them to be too high relative to the amount recoverable, or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, the per share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, an insolvency court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file an involuntary insolvency petition (or the same is filed against us) that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, an insolvency court could seek to recover all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us (and/or our shareholders) for these reasons.

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

Risks Relating to Our Securities

We have identified a material weaknesses in our internal control over financial reporting. This material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Our management concluded that its disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to our accounting for complex financial instruments, calculation of earnings per share using the two-class method and to properly accrue expenses. As a result, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have improved our processes around tracking agreements and enhanced our processes to get updated confirmations from all service providers to ensure completeness of accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Further, since we have no specified percentage threshold for redemption contained in our governing documents, our structure is different in this respect from the structure used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the number of shares with respect to which the related public shareholder elected to redeem exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate the Business Combination even if a substantial majority of our public shareholders do not agree with the Business Combination and have redeemed their shares. However, in no event will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of the Business Combination. If enough public shareholders exercise their redemption rights such that we cannot satisfy the cash and cash equivalents condition to Closing set forth in the Share Sale Agreement, we would not proceed with the redemption of public shares and the Proposed Business Combination, and instead may search for an alternative Business Combination.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $42,314 is currently available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, members of our team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a prospective partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep prospective partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such prospective partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a prospective partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective partner business.

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

We issued 13,666,666 warrants in connection with our initial public offering (Public Warrants) and private placement warrants and 504,927 additional public warrants and 201,971 private placement warrants in connection with the exercise of the over-allotment. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such Working Capital Loans into Private Placement Warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender.

On April 13, 2022, we issued an unsecured promissory note (the “2022 Sponsor Convertible Note”) to the Sponsor pursuant to which we could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, we borrowed $1,200,000 under the 2022 Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note resulting in the additional issuance of 800,000 private placement warrants to the Sponsor, fully satisfying our obligation under the 2022 Sponsor Convertible Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which we borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants and the total number of issued private warrants are 6,535,304.

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

We issued an aggregate of 13,666,666 warrants in connection with our initial public offering (comprised of the 8,333,333 public warrants included in the units and the 5,333,333 private placement warrants.) and an additional 504,927 public warrants and 201,971 private placement warrants in connection with the exercise of the over-allotment. Subsequent to the initial public offering, the Sponsor issued an unsecured promissory note of $1,200,000 as a Working Capital Loan, which was converted at $1.50 per warrant into 800,000 private placement warrants on May 24, 2022. The total private placement warrants issued as at December 31, 2022 was 6,335,304.

On January 9, 2023, the Company issued the 2023 Sponsor Convertible Note to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants and the total number of issued private warrants are 6,535,304.

We account for private and public warrants as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon the closing market price of the public warrants. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a prospective partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Information regarding performance by, or businesses associated with, our team or their affiliates is presented for informational purposes only. Any past experience of and performance by our team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our sponsor, officers or directors has had experience with a blank check company or special purpose acquisition company in the past, except that Ashley Zumwalt-Forbes is a member of the Strategic Advisory Board for Hennessy Capital's fifth SPAC, NASDAQ: HCICU.

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

Michael (Mick) James McMullen and Dan Vujcic serve our business on a full-time basis. Marthinus (Jaco) J. Crouse serves our business on a part-time basis. On February 6, 2023, Jan Benjamin Coetzee was appointed as a non-executive officer of MAC Australia (Pty) Ltd. Some of our other executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

On March 16, 2021, affiliates of our sponsor paid $25,000, or approximately $0.003 per unit, to cover for certain offering costs in consideration for 7,187,500 founder shares. In April 2021, our sponsor transferred 1,150,000 founder shares to certain of our officers, directors and advisers or entities controlled by our officers, directors and advisers. On July 12, 2021, Mr. McMullen and Mr. Bennett transferred 15,000 founders shares and 60,000 founders’ shares, respectively, to our Sponsor, and our Sponsor transferred an additional 25,000 founders shares to Mr. Gerdeman and 50,000 founders shares to a former advisor, Mr. William Beament.

On December 14, 2022, Ashley Zumwalt-Forbes and Black Mountain Storage LLC (collectively, the “Transferors”) entered into a Securities Assignment Agreement to assign and transfer an aggregate of 25,000 founder shares to Marthinus J. Crouse (the “Recipient”). Pursuant to the agreement, the Transferors agreed to assign and transfer of the founder shares to the Recipient as soon as practicable after the date of the agreement. The 25,000 founder shares were transferred to the Recipient on December 23, 2022.

Following these transfers, the total number of founders shares transferred to our officers, directors and advisers remained 1,150,000 founder shares. These 1,150,000 founder shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. Prior to the initial investment in the company of $25,000 by the affiliate of our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor owns  6,535,304 private placement warrants at a purchase price of $1.50 per warrant. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a prospective partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24 - month anniversary of the closing of our initial public offering and deadline for our consummation of an initial business combination, is August 2, 2023, which is only a few months from the date of filing of this Report.

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

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at Century House, Ground Floor, Cricket Square, P.O. Box 2238, Grand Cayman, Cayman Islands. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols MTAL.U, MTAL and MTAL WS, respectively. No fractional warrants were or will be issued and only whole warrants trade.

Holders

As of March 24, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, eleven holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2022.

Item 6. [RESERVED].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We will have only 24 months from the closing of the IPO (the “Combination Period”), which is only a few months from the date of filing of this Report, to complete the initial Business Combination. If we have not completed the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Under the terms of the SSA, MAC-Sub (a wholly owned subsidiary of the Company) will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

Under the original terms of the SSA, in consideration for the acquisition of CMPL, the Company and MAC-Sub will: (a) pay $1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue $50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The foregoing description of the SSA and related exhibits does not purport to be complete and is qualified in its entirety by reference to the full text of the SSA, a copy of which is attached as Exhibit 2.1 hereto.

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the parties thereto agreed to (i) permit the Company to undertake a re-domiciliation whereby the Company will be merged with and into MAC Limited, with MAC Limited continuing as the surviving company (“New MAC”) and (ii) amend the consideration payable to Glencore in connection with the acquisition of the CSA Mine whereby the Company and MAC-Sub will:

(a)	Pay at least $US775 million in cash (with the potential to be scaled up to $875 million depending on equity demand) to Glencore (subject to customary closing accounts adjustment (including New MAC being liable for accounting fees in connection with the transaction) to reflect the working capital, net debt and tax liabilities of CMPL at the Closing;
(b)	Issue up to 10,000,000 ordinary shares of New MAC (the “New MAC Ordinary Shares”) at the Closing (the “Rollover Shares”) to Glencore (having a value of up to $100,000,000) with Glencore having the option to scale down the amount to $0 subject to MAC raising sufficient equity (with any scale-back to be reflected in the upfront cash payment scale-up, as set forth in subsection (a));
(c)	Pay $75 million in a deferred cash payment on the following terms:
(i)	Payable upon New MAC’s listing on the Australian Stock Exchange or undertaking any alternative equity raise (up to 50% of the net proceeds from the raise, capped at $75 million);
(ii)	the unpaid balance of the $75 million will accrue interest at a rate equivalent to what New MAC pays on its mezzanine subordinated loan facility, set at SOFR plus a variable margin of 8-12% (which will be determined by reference to prevailing copper prices); and
(iii)	any residual (up to the $75 million plus applicable interest) not paid in cash by the date that is twelve (12) months after the Closing will be settled on the next business day through the issuance of additional New MAC Ordinary Shares at a 30% discount to the 20-trading day VWAP before the issuance (“Equity Conversion Date”). If New MAC is listed on more than one exchange, the VWAP will be calculated by reference to the exchange with the largest volume ($ equivalent) over the 20-trading day period before the Equity Conversion Date. If the New MAC Ordinary Shares cannot be issued to Glencore due to applicable law or the rules of any applicable stock exchange, Glencore, in its sole discretion, may delay the date for the issuance of the New MAC Ordinary Shares, noting that such right only delays the date for the issuance of the New MAC Ordinary Shares, which amount of New MAC Ordinary Shares will be set on the Equity Conversion Date
(d)	Pay $150 million in cash structured as two contingent payments ($75 million each) that are unsecured, fully subordinated and payable if, over the life of the CSA Mine, the average daily London Metal Exchange closing price is greater than:
(i)	$4.25/lb ($9,370/mt) for any rolling 18-month period (commencing at Closing) (the “First Contingent Payment”); and
(ii)	$4.50/lb ($9,920/mt) for any rolling 24-month period (commencing at Closing) (the “Second Contingent Payment”);

The First Contingent Payment and the Second Contingent Payment will be payable as soon as the applicable payment trigger milestone has been achieved. However, if one or both of the milestones are met in the first three years post-Closing, the payment will only be made to the extent it does not constitute a breach of New MAC’s finance facilities in place at the Closing. To the extent payment would constitute a breach of the relevant facilities, New MAC will be subject to an obligation to use best endeavors to obtain the consent of all financiers for the payment to be made during the three-year window. For the avoidance of doubt, New MAC will be obligated to make the payments on the earlier of the first business day following (i) the refinancing of its senior debt, and (ii) the third anniversary of the Closing (being maturity of the senior debt), to the extent that First Contingent Payment and/or Second Contingent Payment has been triggered but not paid during the first three years post-Closing;

(e)	Enter into a Royalty Deed and Offtake Agreement; and
(f)	Grant Glencore the right to appoint one (1) director to the New MAC board of directors for every 10% of New MAC Ordinary Shares that Glencore beneficially owns.

The foregoing description of the Deed of Consent and Covenant does not purport to be complete and is qualified in its entirety by reference to the full text of the Deed of Consent and Covenant, a copy of which is attached as Exhibit 2.2 hereto.

Working Capital Loans – Convertible Promissory Notes

On April 13, 2022, we issued an unsecured promissory note (the “2022 Sponsor Convertible Note”) to Green Mountain Metals LLC (the “Sponsor”) pursuant to which we borrowed $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination. On May 6, 2022, the Company borrowed $1,200,000 under the 2022 Sponsor Convertible Note. All unpaid principal under the 2022 Sponsor Convertible Note was due and payable in full on the earlier of (i) August 2, 2023, and (ii) the acquisition of the CSA Mine in the Proposed Business Combination (such earlier date, the “2022 Maturity Date”). The Sponsor had the option, at any time on or prior to the 2022 Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,200,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000, resulting in the issuance of 800,000 private placement warrants to the Sponsor in full satisfaction of the Company’s obligation under the 2022 Sponsor Convertible Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. All unpaid principal under the 2023 Sponsor Convertible Note will be due and payable in full on the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination (such earlier date, the “2023 Maturity Date”). Pursuant to the terms of the 2023 Sponsor Convertible Note, the Sponsor will have the option, at any time on or prior to the 2023 Maturity Date, to convert any amounts outstanding under the 2023 Sponsor Convertible Note, up to $300,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants.

On February 6, 2023, Jan Benjamin Pieter Coetzee was appointed as the first full-time employee and a non-executive officer of MAC-Sub.

Promissory Notes

On October 25, 2022 the Company issued an unsecured promissory note (the “October 2022 Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the October 2022 Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination.

On December 21, 2022, the Company issued an unsecured promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the December 2022 Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the CSA Mine in the Company’s Proposed Business Combination. The issuance of the December 2022 Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2022 and 2021, $786,096 and $0 were outstanding under the October 2022 Note and December 2022 Note.

Senior Syndicated Facility Agreement

On February 28, 2023, MAC-Sub, a wholly owned subsidiary of the Company, and MAC Limited (which will merge with and into the Company and be the surviving entity following the Business Combination (defined below)), as guarantors, entered into a syndicated facility agreement (“SFA”) with Citibank, N.A., Sydney Branch, Bank of Montreal, Harris Bank N.A., The Bank of Nova Scotia, Australian Branch, and National Bank of Canada (collectively, the “Senior Lenders”) and Citisecurities Limited, as agent for the Senior Lenders, to provide a senior syndicate loan facility to finance, in part, the Proposed Business Combination.

The SFA provides for, among other things, three credit facilities (collectively, the “Senior Facilitates”) as follows:

(i)	a US$205 million acquisition term loan (“Facility A”) that can be used to fund the Business Combination Consideration, requires quarterly repayments that are sculpted as necessary to meet a Debt Service Cover Ratio minimum of 1.50x but can be mandatorily repaid by way of a ‘sweep’ of excess cash available to the MAC-Sub and each of its subsidiaries such that on the last day of each quarter, MAC-Sub must apply 30% of all excess cash in repayment of Facility A applied in inverse order of maturity, and is fully amortized over a notational 5 year loan life based on agreed financial modelling as described in the SFA;
(ii)	a US$25 million revolving credit facility (“Facility B”) that can be used only for general corporate purposes post-closing of the Business Combination, requires repayments such that all loans under Facility B are repaid on or before the date that is 3 years after the date of financial close under the SFA (the “Termination Date”); and
(iii)	a A$40 million letter of credit facility (“Facility C”) that is for performance guarantees in favor of the government of New South Wales in relation to the environmental rehabilitation obligations of the CSA Mine and for other financial bank guarantees, as required, requires repayment on the Termination Date. At present Facility A and Facility B are fully committed, with Facility C not yet having received full commitments, but structured on the basis that a further lender can accede to the SFA to fund that Facility C.

The rate of interest for Facility A and B is calculated from the aggregate of (i) the margin (being a fixed amount of 3.0% per annum), and (ii) the greater of zero or the secured overnight financing rate (“SOFR”) for such day. The issuance fee for Facility C (in lieu of interest) is 2% per annum on the amount of each outstanding performance guarantee, or 3% per annum on the amount of each outstanding financial guarantee. The SFA also specifies a default interest rate of an additional 2% per annum for overdue payments.

Under the SFA, certain events trigger an early repayment of certain amounts of the Senior Facilities (a “Mandatory Prepayment Event”) including, but not limited to, if at any point it becomes unlawful at any point for the Senior Lenders to perform any of their obligations under the SFA and if shares of the Company (or any other subsidiary) are suspended from trading on the NYSE or the Australian Securities Exchange  for 10 consecutive business days (other than in connection with the consummation of the Business Combination prior to closing).

The SFA includes a number of financial covenants which MAC-Sub must comply with on specified testing dates (generally 12 month-rolling periods ending on the last day of each calendar-quarter). The financial covenants require MAC-Sub to (i) maintain a DSCR over any relevant period of not less than 1.20, (ii) have a forecast cash flow coverage ratio of not less than 1.25, (iii) have a Senior net debt to EBITDA ratio of not more than 2.5, (iv) maintain a ratio of total net debt to EBITDA of not more than 3.25 (for the first 12 months after financial close of the Senior Facilities) or 3.00 thereafter, (v) have available cash and cash equivalents of at least US$30 million at all times, and (vi) have a reserve tail ratio projection of over 25% at the Termination Date.

Additionally, the SFA requires MAC-Sub to deposit into a proceeds account money received from various cashflow sources including, but not limited to (i) sales proceeds from minerals, (ii) GST refunds and tax credits, (iii) proceeds from hedging activities, and (iv) other amounts received in relation to the CSA Mine. The SFA then specifies the reasons for, and order of priority to be attributed to, amounts to be withdrawn from the proceeds account (before remaining funds may be transferred to a distribution account for permitted dividends and distributions).

The Senior Facilities will be secured on a first lien basis by the Security Package (as described in the SFA).

The foregoing description of the SFA does not purport to be complete and is qualified in its entirety by reference to the full text of the SFA, a copy of which is attached as Exhibit 10.10 hereto.

Loan Note Subscription Agreement

On March 10, 2023, MAC-Sub, the Company, and New MAC, as guarantors, entered into a mezzanine debt facility loan note subscription agreement (the “Mezz Facility”) with Sprott Private Resource Lending II (Collector-2), LP, (the “Lender”) and Sprott Resource Lending Corp., as agent and security trustee for the Lender, to provide a mezzanine loan facility to finance, in part, MAC-Sub’s acquisition of the shares of CMPL in the Proposed Business Combination.

The Mezz Facility provides for, among other things, US$135,000,000 total funding available to New MAC with a maturity of five (5) years from the closing of the Business Combination. The interest rate on the Mezz Facility will be paid on a quarterly basis and is calculated as the aggregate of (i) the Interest Rate Margin (outlined below), and (ii) the greater of the 3-month term SOFR rate or 2.00% per annum. The Interest Rate Margin is calculated based on the copper price on the first day of each calendar quarter as quoted on the London Metal Exchange (“LME”). The variation in the copper price will determine the margin rate as well as the composition of interest payments (being either cash and/or capitalized to the principal (provided no event of default is continuing)) as described below:

LME Copper Price	Margin	Payment
<$3.40/lb	12.00%	100% capitalized / 0% Cash
>$3.40/lb to $3.85/lb	10.00%	60% capitalized / 40% Cash
>$3.85/lb	8.00%	0% capitalized / 100% Cash

Under the Mezz Facility, any outstanding principal amount (together with all capitalized interest) is to be paid in full (i.e., bullet repayment) at the maturity date of the Mezz Facility. MAC-Sub is subject to standard and customary mandatory prepayment terms for a facility of this nature. MAC-Sub cannot make any voluntary pre-payments before the second anniversary of the term of the facility. After that time MAC-Sub may voluntarily prepay the whole facility amount only, subject to it also paying a prepayment premium of 4.00% for a prepayment during year 3 (noting that no prepayment premium is payable for voluntary prepayments thereafter).

The Mezz Facility will be secured against (i) all property, assets, undertaking and rights of CMPL including without limitation all property and assets comprising the CSA Mine, (ii) all property, assets, undertakings and rights of the Company, including all equity interests held directly by the Company in MAC-Sub, (iii) all property, assets, undertakings and rights of MAC-Sub, (iv) all property, assets, undertaking and rights of any other affiliates of the Company related to CMPL or the CSA Mine, and (v) all intercompany loans owing by CMPL, MAC-Sub, the Company or any of the Company’s affiliates related to CMPL or the CSA Mine to each or to any affiliate of the Company, and (vi) any other property, asset, right or undertaking of the Company or its subsidiaries that is subject to a security granted to any lender under the SFA, dated as of February 28, 2023, by and among MAC-Sub and the senior lenders party thereto. The security under the Mezz Facility will be subordinated to encumbrances granted under the SFA. CMPL and MAC-Sub (and any other direct or indirect affiliates of the Company holding a direct or indirect interest in the CSA Mine assets) will also guarantee the obligations of the Company under the Mezz Facility.

Except as otherwise described above, the Mezz Facility is subject to substantially similar terms relating to conditions, representations and warranties, customary terms, covenants, conditions precedents, events of default and other provisions as the SFA governing the three senior credit facilities, a copy of which is attached as Exhibit 10.10 hereto.

The foregoing description of the Mezz Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Mezz Facility, a copy of which is attached as Exhibit 10.11 hereto.

Subscription Agreement

In connection with the Mezz Facility, New MAC, the Company, Sprott Private Resource Lending II (Collector), LP (the “Equity Subscriber”) and Sprott Private Resource Lending II (Collector-2), LP, (the “Warrant Subscriber”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Equity Subscriber has committed to purchase 1,500,000 New MAC Ordinary Shares (the “Subscribed Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $15,000,000. In addition, in accordance with the terms of the Mezz Facility, and subject to the consummation of the transactions contemplated thereby, the Warrant Subscriber will receive 3,187,500 warrants to purchase New MAC Ordinary Shares (the “New MAC Financing Warrants”) once the

Mezz Facility begins. Each New MAC Financing Warrant will entitle the holder to purchase one New MAC Ordinary Share. The New MAC Financing Warrant documentation will contain customary anti-dilution clauses. The New MAC Financing Warrants will be fully transferrable and will last for the full term of the Mezz Facility with an exercise price of US$12.50 per share. Upon exercise, New MAC may either (i) cash-settle the New MAC Warrants, or (ii) direct the holder to offset the exercise price against the outstanding principal amount of the facility. New MAC may elect to accelerate the exercise date for the New MAC Financing Warrants if New MAC Ordinary Shares are quoted on a recognized stock exchange as over two (2) times the exercise price for twenty (20) consecutive trading days.

The obligations to consummate the transactions contemplated by the Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Mezz Facility and the Business Combination Agreement.

The foregoing description of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Subscription Agreement, a copy of which is attached as Exhibit 10.12 hereto.

Silver Purchase Agreement, Silver Stream Equity Subscription Agreement and Redemptions Backstop Facility

On March 20, 2023, MAC-Sub, a wholly owned subsidiary of the Company, as a seller psa entity, the Company and New MAC following the Proposed Business Combination, as seller, entered into a silver purchase agreement (the “Silver Stream”) with Osisko Bermuda Limited (the “Purchaser”), pursuant to which the Purchaser will advance to New MAC a $75,000,000 upfront cash deposit (the “Silver Deposit”) on account of future deliveries of refined silver by New MAC to the Purchaser referenced to silver production from the CSA Mine (as defined below). The amount of the Silver Deposit will be increased by an additional $15,000,000 if the average silver market price quoted by the London Bullion Market Association (the “LBMA”) is $25.50 per ounce or more over the ten (10) business day period prior to the closing of the Silver Stream. The Silver Deposit represents a pre-payment of a portion of the purchase price for refined silver to be sold by New MAC to the Purchaser under the Silver Stream.

The Silver Deposit will be used by New MAC to finance, in part, the Proposed Business Combination. The Silver Stream provides for the sale by New MAC to the Purchaser of an amount of refined silver equal to 100% of payable silver (calculated as 90% of produced silver) produced by the CSA Mine during the life of mine. The Purchaser will make ongoing cash payments for refined silver delivered equal to 4% (the “Silver Cash Price”) of the silver price quoted on the LBMA for one ounce of refined silver on the day prior to the date of delivery (the “Silver Market Price”). Until the Silver Deposit is reduced to nil, the Purchaser shall credit the difference between the Silver Market Price and the Silver Cash Price against the outstanding Silver Deposit. After the Silver Deposit is reduced to nil, the Purchaser will pay only the Silver Cash Price for each ounce of refined silver.

Additionally, pursuant to the Silver Stream, the Purchaser has been granted a right of first refusal with respect to any royalty, stream or similar interest in the metals or other minerals mined from a project now or hereafter owned by MAC or any affiliate of New MAC that a third party offers to purchase from New MAC or any affiliate of New MAC (the “ROFR”). The ROFR, applies until the later to occur of: (i) seven (7) years from the closing date of the Silver Stream; and (ii) the date on which the Purchaser or any affiliate ceases to hold or control more than 5% of the issued share capital of New MAC.

Except as otherwise described above and customary terms and conditions for stream transactions, the Silver Stream contains substantially similar representations and warranties, covenants, events of default and other provisions as the SFA governing the three senior credit facilities. The Silver Stream is subject to the completion of the Senior Facilities, Mezz Facility and the Business Combination.

The foregoing description of the Silver Stream does not purport to be complete and is qualified in its entirety by reference to the full text of the Silver Stream, a copy of which is attached as Exhibit 10.13 hereto.

Silver Stream Equity Subscription Agreement

Concurrently, on March 20, 2023, New MAC and the Company entered into a subscription agreement with Osisko Bermuda Limited (the “Subscriber”) (the “Silver Stream Subscription Agreement”) pursuant to which the Subscriber has committed to purchase 1,500,000 New MAC Ordinary Shares at a purchase price of $10.00 per share and an aggregate price of $15,000,000. The subscription is conditional upon the completion of the Silver Stream, Senior Facilities, Mezz Facility and the Proposed Business Combination.

The Silver Stream Subscription Agreement provides for, among other things, the terms of the equity issue which are identical to the PIPE financing in connection with the Proposed Business Combination.

The foregoing description of the Silver Stream Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Silver Stream Subscription Agreement, a copy of which is attached as Exhibit 10.14 hereto.

Redemptions Backstop Facility

New MAC, the Company and the Purchaser entered into a Redemptions Backstop Facility, consisting of a Copper Purchase Agreement (as defined below) with an upfront deposit of up to $75,000,000 and up to a $25,000,000 equity subscription (to be subscribed for on a pro-rata basis equal to the proportion of the deposit under the Copper Purchase Agreement that New MAC elects to draw on prior to the closing of the Proposed Business Combination (the “Copper Stream Subscription Agreement” (as defined below)). The deposit to be made available under the Redemptions Backstop Facility is drawable at New MAC’s discretion in the event there is a shortfall of funds required for the Proposed Business Combination. The Redemptions Backstop Facility is subject to the completion of the Senior Facilities, Mezz Facility, Silver Stream and the Proposed Business Combination.

Copper Purchase Agreement

On March 20, 2023, MAC-Sub, as a seller psa entity, the Company and New MAC, as sellers, entered into a copper purchase agreement (the “Copper Stream”) with the Purchaser, pursuant to which the Purchaser will make available to New MAC an upfront cash deposit of up to $75,000,000 (the “Available Copper Deposit”) on account of future deliveries of refined copper by New MAC to the Purchaser referenced to copper production from the CSA Mine. New MAC may draw on the Available Copper Deposit in whole or in part by providing notice to the Purchaser no less than ten (10) business days prior to the closing of the Business Combination, with the Purchaser paying to New MAC in cash the amount of the Available Copper Deposit New MAC elects to draw down (the “Elected Deposit Percentage”) at the closing of the Business Combination (the “Copper Deposit”). The Copper Deposit represents a pre-payment of a portion of the purchase price for refined copper to be sold by New MAC to the Purchaser under the Copper Stream.

The Copper Stream provides for the sale by New MAC to the Purchaser of an amount of refined copper equal to the Copper Stream Percentage (as defined below) of payable copper (being 96.2% of produced copper) produced by the CSA Mine during the life of the mine. For the purposes of the Copper Stream, the “Copper Stream Percentage” shall mean during the following periods:

Time Period	% Payable Copper
Closing to 1st Anniversary of the Closing Date	0%
1st Anniversary of the Closing Date to 5th Anniversary	3.00%
5th Anniversary until 33,000 metric tonnes of Refined Copper delivered to the Purchaser (the “Threshold Quantity”)	4.875%
Thereafter from the date that the Threshold Quantity has been met	2.25%

The Threshold Quantity and Copper Stream Percentage will be adjusted on a pro rata basis in accordance with the Elected Deposit Percentage. In addition, under the Copper Stream, New MAC may elect to reduce the Copper Stream Percentage and the Threshold Quantity on the 5th anniversary of the closing date to the amounts and percentages set out in the Copper Stream upon making a one-time payment of $40,000,000 or $20,000,000, respectively.

The Purchaser will make ongoing cash payments for refined copper delivered equal to 4% (the “Copper Cash Price”) of the cash settlement price for one tonne of refined copper quoted by the LME on the date prior to the date of delivery (the “Copper Market Price”). Until the Copper Deposit is reduced to nil, the Purchaser shall credit the difference between the Copper Market Price and the Copper Cash Price against the outstanding Copper Deposit. After the Copper Deposit is reduced to nil, the Purchaser will pay only the Copper Cash Price for each tonne of refined copper.

Except as otherwise described above and customary terms and conditions for stream transactions, the Copper Stream contains substantially similar representations and warranties, covenants, events of default and other provisions as the SFA governing the Senior Facilities. The Copper Stream is subject to the completion of the Senior Facilities, Mezz Facility, Silver Stream and the Proposed Business Combination.

The foregoing description of the Copper Stream does not purport to be complete and is qualified in its entirety by reference to the full text of the Copper Stream, a copy of which is attached as Exhibit 10.15 hereto.

Copper Stream Equity Subscription Agreement

Concurrently, on March 20, 2023, New MAC and the Company entered into a subscription agreement with Osisko Bermuda Limited (the “Subscriber”) (the “Copper Stream Subscription Agreement”) pursuant to which the Subscriber has committed to purchase up to 2,500,000 New MAC Ordinary Shares at a purchase price of $10.00 per share and an aggregate price of up to $25,000,000. The number of shares purchased by the Subscriber shall be adjusted on a pro-rata basis proportional to the percentage of the Available Copper Deposit drawn down by New MAC under the Copper Stream. The subscription is conditional upon the completion of the Copper Stream, Silver Stream, Senior Facilities, Mezz Facility and the Business Combination.

The Copper Stream Subscription Agreement provides for, among other things, the terms of the equity issue which are identical to the PIPE financing in connection with the Proposed Business Combination.

The foregoing description of the Copper Stream Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Copper Stream Subscription Agreement, a copy of which is attached as Exhibit 10.16 hereto.

Results of Operations

Activity for the period from March 11, 2021 (inception) through December 31, 2022, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the SSA. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the year ended December 31, 2022, we had a net loss of $4,742,618, consisting of operating and formation expenses of $2,117,475, acquisition costs of $7,625,359, stock compensation expense of $224,250, amortization of discount on convertible promissory note of $8,000, and bank fees of $5,205, offset by the trust interest income of $3,753,097, change in fair value of warrant liabilities of $1,477,374 and change in fair value of conversion option of $7,200.

For the period from March 11, 2021 (inception) through December 31, 2021, we had a net income of $10,815,018, consisting of the change in the fair value of warrant liabilities of $14,982,447 and trust interest income of $7,819, offset by operating and formation expenses of $1,122,004, offering expenses related to warrant issuance of $1,984,130, value in excess of Private Placement Warrants of $1,066,666 and bank fees of $2,448.

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. For the year ended December 31, 2022, the change in fair value of warrants, including the addition of warrants issued upon conversion of the 2022 Sponsor Convertible Note, was a decrease of $1,477,375. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. The fair value of the converted warrants at December 31, 2022 and May 24, 2022 (issuance) was $392,400 and $480,000, respectively.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $42,314 of cash outside of our Trust Account and working capital deficit of $17,936,214. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to an initial Business Combination.

We intend to use all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. Further, our Sponsor, officers, directors, or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As described above, we entered into the 2022 Sponsor Convertible Note on April 13, 2022 that constitutes Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 6, 2022, we borrowed $1,200,000 under Working Capital Loans. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000, resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the 2022 Sponsor Convertible Note.

On October 25, 2022, we issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, we issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $486,096 was outstanding under the December 2022 Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. We entered commitment letters that would provide additional sources of financing for the Business Combination (See Note 7). In addition, management has determined that if the Company is unable to complete a Business Combination by August 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s anticipated capital requirements raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate the Proposed Business Combination will be successful or successful within the Combination Period.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

Underwriter’s Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On September 3, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,514,780 Units (the “Over-Allotment Units”). Pursuant to the underwriter’s agreement, the underwriter will be entitled to a deferred underwriting discount of 3.5% or $9,280,173 of the gross proceeds of the IPO (including the Over-Allotment Units) held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement. See Note 7 to the consolidated financial statements for further discussion of the underwriter’s agreement.

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of December 31, 2022 and 2021 were $3,373,124 and $517,612, respectively.

Tax Planning Services Agreement

Tax Planning services rendered by our tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of December 31, 2022 and 2021 were $544,119 and $0, respectively.

As of December 31, 2022, we did not have any other long-term debt, finance or operating lease obligations.

Glencore Deed of Consent

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the Company agreed to assume the costs related to the auditing fees associated with CMPL. The fees are being paid by Glencore and are repayable by the Company to Glencore at the earliest of the closing of the Proposed Business Combination or the cessation thereof. The deferred fees payable to Glencore as of December 31, 2022 and 2021 were $2,995,087 and $0, respectively.

Going Concern and Management’s Plan

As of December 31, 2022, we had $42,314 of cash and a working capital deficit of $17,936,214.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Until the consummation of the Business Combination, we will be using the funds not held in the Trust Account. We entered commitment letters that would provide additional sources of financing for the Proposed Business Combination (See Note 7).

On April 13, 2022, we issued an unsecured promissory note (the “2022 Sponsor Convertible Note”) to the Sponsor pursuant to which we could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, we borrowed $1,200,000 under the 2022 Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying our obligation under the 2022 Sponsor Convertible Note.

On October 25, 2022, we issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which we may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, we issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which we may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $486,096 was outstanding under the December 2022 Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. We intend to continue to complete a Business Combination before the mandatory liquidation date. The Company is only a few months from its mandatory liquidation date as of the time of filing of this Report.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Instruments

We account for the 13,666,666 warrants issued in connection with the IPO and Private Placement and an additional 504,927 Public Warrants and 201,971 Private Placement Warrants with the exercise of the underwriter’s over-allotment option as well as the 800,000 and 200,000 Private Placement Warrants from the conversion of the December 2022 Note and 2023 Sponsor Convertible Note respectively, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging.” Under FASB ASC 815 the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Net (Loss) Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. In applying the two-class method, net income is shared pro rata between the two classes of shares whereas net losses, after adjustment for Trust income, are allocated solely to Class B ordinary shares, as Class A ordinary shares have no obligation to fund losses nor is their redemption feature reduced as a result of losses. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. Each private placement warrant entitles the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from (losses) earnings per share as the redemption value approximates fair value.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending December 31, 2022, we were not subject to any market or interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, calculating earnings per share using the two-class method and accruals. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remedial Actions

Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments, calculating earnings per share using the two-class method and accruals. We plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans currently include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have improved our processes around tracking agreements and enhanced our processes to get updated confirmations from all service providers to ensure completeness of accruals. The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have their intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. Based on our assessments and those criteria as noted, management determined that our internal control was ineffective as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as it relates to the calculation of earnings per shares using the two-class method.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Michael (Mick) James McMullen	52	Chief Executive Officer and Director
Marthinus (Jaco) J. Crouse	45	Chief Financial Officer
Dan Vujcic	43	Chief Development Officer
Neville Joseph Power	64	Chair
Rasmus Kristoffer Gerdeman	47	Director, Audit Chair
Patrice E. Merrin	74	Director
John Rhett Miles Bennett	41	Director
Charles D. McConnell	67	Director

Michael (Mick) James McMullen (Chief Executive Officer and Director) brings more than 29 years of senior leadership experience in the exploration, financing, development, and operations of mining companies globally. Mr. McMullen most recently served as the CEO and President at Detour Gold Corporation (“Detour”), a 600,000 ounce per annum gold producer in Canada from May 2019 to January 2020. During his tenure, Mr. McMullen took the market capitalization from C$2.1 billion to C$4.9 billion over 7 months (date of deal announcement), which represented an internal rate of return of 208%, leading to the acquisition by Kirkland Lake Gold Ltd. in 2020. Through his strong technical background and commercial acumen, Mr. McMullen established and led a team that reduced all-in-sustaining costs (“AISC”, a mining metric that estimates all direct and recurring costs required to mine a unit of ore) by approximately $250/oz over that period in a business that had historically been viewed as an underperforming asset. Mr. McMullen also improved safety performance and repaired relations with its First Nations partners, enabling a large increase in operations to be permitted, which was fundamental to the increase in market value of the company.

Prior to Detour, Mr. McMullen served as CEO at Stillwater Mining Company (“Stillwater”) from December 2013 to May 2017 and as Technical Advisor from May 2017 to December 2018, where he was instrumental in increasing Stillwater’s market capitalization from $1.3 billion to $2.2 billion against a 10% fall in platinum group metals (“PGM”) prices over the same time. Mr. McMullen also served as a Nonexecutive Director at Stillwater from May 2013 to December2013. Stillwater was sold to Sibanye Gold Ltd. (“Sibanye”) in April 2017 in an all -cash deal valued at $2.7 billion, which represented an internal rate of return of 16% during his 41-month tenure. During his time as CEO at Stillwater, the company reduced AISC by approximately $300/oz, increased production to approximately 600,000 ounces per annum of PGM’s, developed a new mine, and built its PGM recycling business to be the largest in the world. The Stillwater business had been operating for 27 years prior to Mr. McMullen’s arrival as CEO and was viewed as a difficult operation with poor labor relations and safety track record. Leading up to its eventual sale, the company favorably renegotiated its labor agreements and reduced its safety incidence rate to be best-in-class in US underground mining.

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

Mr. McMullen is a qualified geologist and received his B.Sc. from Newcastle University in 1992. From May 2021 to August 2022, Mr. McMullen served as a non-executive director at OceanaGold Corporation, a dual-listed ASX-TSX gold miner with operations in the Philippines, US and New Zealand. Mr. McMullen also served as an Executive Director of Develop Global Limited from February 2021 to June 2021 and then as a non-executive director from July 2021 to February 2023.

Marthinus (Jaco) J. Crouse (Chief Financial Officer) is a seasoned mining executive with nearly 20 years of experience in financial management, mine financial planning, business optimization and strategy development. He currently serves as executive director and chief financial officer of Amaroq Minerals Ltd. He held the position of CFO at Detour Gold from June 2019 to January 2020, where he facilitated the successful financial and operational turnaround and sale of the company to Kirkland Lake Gold Ltd. (now Agnico Eagle Mines Ltd) for C$4.9 billion.

Prior to Detour, Mr. Crouse was Chief Financial Officer & Vice President-Finance of Triple Flag Mining Finance Ltd., (“Triple Flag”), a Toronto-based privately owned metal streaming business, from September 2016 to June 2019. At Triple Flag he developed and implemented new financial reporting systems and internal controls, successfully arranged a C$300 million revolving credit facility with major banks and contributed to a team that committed close to $1 billion in royalty and streaming transactions. From 2015 to 2016, Mr. Crouse was Vice President-Business Planning & Optimization at Barrick Gold Corp. where he was instrumental in resetting the operating cost structure (lowering AISC from $927/oz in Q1 2015 to $706/oz in Q1 2016), improving the capital allocation discipline to deliver $471M of positive free cash flow for the first time in four years by Q4 2015, and reducing debt by $1.4 billion by Q3 2016, during a period of low gold prices.

Mr. Crouse started his career in mining in 2002 by joining Xstrata plc. (“Xstrata”), the world’s largest ferrochrome producer, and went on to integrate and optimize the nickel business unit in 2007 (following the $18.8 billion acquisition of Falconbridge Ltd), during which time he worked extensively in North America. He also fulfilled the role of asset manager at Glencore plc (“Glencore”) following its merger with Xstrata in 2013, and was responsible for integrating the previous Xstrata Nickel marketing offices. Mr. Crouse is a Chartered Professional Accountant (Ontario), a Chartered Accountant (South Africa), and a certified Financial Risk Manager (FRM) with a Bachelor of Computations (Honours) from the University of South Africa.

Dan Vujcic (Chief Development Officer) is an Investment Banker & Corporate Advisor with close to two decades of experience in global capital markets and a non-executive director at Solgold plc since October 25, 2022. In 2016, Mr. Vujcic established an independent advisory presence, Tilt Natural Resources Capital Limited, focusing on a selection of key clients globally, which he oversaw from 2016 to 2021. Over his career, Mr. Vujcic has advised clients in a diverse range of commodities across numerous jurisdictions, including raising capital in both equity and debt markets globally, supporting the growth ambitions of emerging miners, and attaining a significant presence in the industry. Prior, Mr. Vujcic led the effort to expand Jefferies’ footprint globally through its coverage of emerging small/mid-caps and family offices, working at Jefferies from November 2010 to October 2016. Mr. Vujcic was instrumental in leading First Quantum Minerals Ltd.’s (“First Quantum”) CAD$5 billion acquisition of Inmet Mining Corporation.

Mr. Vujcic started his investment banking career at Citi in Sydney in 2003 in the Metals & Mining team and was involved in several high-profile transactions, including Fortescue Metals Group Ltd’s $2.5 billion US high yield bond, its initial greenfield funding, paving the way for the development of one of the largest global iron ore producers. In 2007, Mr. Vujcic moved to Morgan Stanley in London working closely on transactions with Rio Tinto plc, Anglo American plc, First Quantum, and a number of emerging markets mining clients in the CIS and Asia.

Mr. Vujcic completed a Bachelor of Business with 1st Class Honours at the University of Technology, Sydney in 1999 and completed his Chartered Accountants (ICAA) qualification at Arthur Andersen in 2002.

Neville Joseph Power (Chair) is a highly experienced Executive and Company Director with extensive CEO and Board experience across engineering, construction, mining, energy, agriculture and aviation.

Mr. Power is the Deputy Chair of Strike Energy Ltd, and a director of APM Human Services International Ltd.

In the height of the global pandemic in 2020, Mr. Power was appointed by the Australian Prime Minister to lead the National COVID-19 Coordination Commission (“NCCC”). The NCCC concluded in April 2021. Mr. Power previously served as Chair of The Royal Flying Doctor Service Federation Board from December 2019 to March 2022, the Foundation for the WA Museum from September 2018 –March 2022 and Perth Airport from May 2018 to March 2022.

From 2011 to 2018, Mr. Power was Managing Director and Chief Executive Officer of Fortescue Metals Group Ltd. During his tenure, Fortescue more than quadrupled its production to over 170 million tonnes per annum and positioned itself as the lowest cost supplier of seaborne iron ore to China. During a period of plunging iron ore prices, Mr. Power was able to lead the business from a 55 million tonne miner with an operating cost of $53/tonne in 2011, to a 170 million tonne vertically integrated producer with a cost of $12/tonne in 2018. The performance metrics over his term are surpassed, only, by the positive culture created within its 5,000 strong workforce. Today, with a current market capitalisation of A$63 billion, Fortescue is considered a leader in the mining industry for its ability to rapidly grow, relentlessly lower costs, and lead continuous innovation.

Before joining Fortescue, Mr. Power held Chief Executive positions at Thiess and the Smorgon Steel Group adding to his extensive background in the mining, steel and construction industries. Mr. Power’s early career was with Mt Isa Mines Ltd (“MIM”), starting as an apprentice fitter and turner and working his way through various areas of the company’s underground and open cut mining, minerals processing and smelting operations over his two decades with the company. During his time at MIM, Mr. Power completed his B.Eng (Mech) at the DDIAE (now University of Southern Queensland), transforming his career. In addition, Mr. Power holds an MBA from University of Queensland.

In 2016, Mr. Power was named Western Australia’s Business Leader of the Year. He also has a long history in agribusiness and aviation, holding both fixed wing and rotary pilot licenses. Mr. Power is a passionate advocate for health and development of regional and Aboriginal communities. He owns and operates a cattle station in Queensland where he was born and raised. Mr. Power is an Honorary Fellow of both Engineers Australia and a Fellow of The Australasian Institute of Mining and Metallurgy and a member of the Australian Institute of Company Directors.

Patrice E. Merrin (Director) is a company director with broad experience in the resource sector, heavy industry and capital markets. Ms. Merrin is a frequent speaker and respected, independent voice on industry and governance matters. Since 2014, she has served as an independent non-executive director of Glencore plc, a global commodity trading and mining company based in Switzerland. She chairs Glencore’s Ethics, Culture and Compliance Committee and serves on the Health, Safety, Environment and Communities, and Investigations Committees. She is Glencore’s Engagement Director for North America. In May 2022, Ms. Merrin joined the board of Lancium, Inc., an energy and technology company, as an independent director. Representing a family member, she has served since 2018 on the Board of private steel business Samuel, Son & Co., Mississauga. In June 2019, Ms. Merrin was appointed Chair of the Board of Detour Gold, a role which concluded with the acquisition of Detour Gold by Kirkland Lake Gold in January 2020, a transaction valued at C$4.9 billion. She has served as a director of Arconic Inc. from May 2017 to December 2017, Stillwater Mining from May 2013 to May 2017, CML HealthCare Inc. from May 2008 to October 2013 (Chair 2011 to 2013), Novadaq Technologies Group from March 2015 to September 2017 and New Brunswick Power from 2007 to 2009. She was Lead Independent Director of Kew Media Group from March 2017 to December 2019 then Chair until February 2020 at which time the company entered into CCAA.

Ms. Merrin has been a nominee on several activist files. Her executive roles in the resource sector have included President, CEO and Director of Luscar Ltd., Canada’s largest thermal coal producer, from 2004 - 2006, then owned equally by Sherritt International Corporation and Ontario Teachers’ Pension Plan Board, prior to which she had been EVP and COO of Sherritt International, a Canadian diversified miner where she worked from 1994 to 2004. From 2009 to 2014, Ms. Merrin was a director of Climate Change and Emissions Management Corporation, created to support Alberta’s initiatives on climate change and the reduction of emissions. She was a member of the National Advisory Panel on Sustainable Energy Science & Technology and Canada’s National Round Table on the Environment and the Economy. She is a member of Women In Mining and in 2016 was cited as one of the 100 Global Inspirational Women in Mining. Ms. Merrin served on the board of Perimeter Institute for Theoretical Physics and is a former co-chair of Perimeter’s Emmy Noether Circle, promoting women in physics. She holds a Bachelor of Arts degree from Queen’s University and completed the Advanced Management Programme at INSEAD.

Rasmus Kristoffer Gerdeman (Director, Audit Chair) is a Managing Director at Ankura Consulting in the Office of the CFO practice since July 2021 and brings more than 20 years of experience in capital markets and corporate advisory with a particular focus on the Natural Resources and Industrial Sectors. Mr. Gerdeman provides corporate finance, corporate strategy, and strategic communications counsel to clients around transformational events impacting a corporation’s enterprise value and reputation. His expertise includes IPOs, strategic investor relations advisory, capital allocation strategies, working capital improvement analyses, mergers and acquisitions, activist defense, restructuring activities, and management transitions. Prior to his role at Ankura, Mr. Gerdeman was a Senior Advisor with FTI Consulting from October 2019 to July 2021. He also served as Chief Strategy and Investor Relations Officer for Livent Corporation a $2.4bn market cap NYSE listed lithium producer from May 2018 to June 2019 during the company’s IPO and separation from FMC Corporation. Before his role at Livent Corporation, Mr. Gerdeman was a Managing Director at FTI Consulting in the Strategic Communications and Corporate Finance segments.

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

In 2017, Black Mountain sold its New Mexico assets to Marathon Oil Corporation for $700 million. Black Mountain continues to identify opportunities to extract value from asset exploitation and optimization across the E&P sector, both domestically in Australia and internationally.

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

Black Mountain Metals was established in 2018 to gain exposure to the rapidly emerging electric vehicle revolution, with a focus on natural resources extraction, specifically Class I Nickel Sulphide and Copper. Today, the company, which is based in Perth, Western Australia has ownership in 5 nickel mines and related midstream infrastructure in Western Australia.

Mr. Bennett is a member of many industry organizations in the U.S., serving as a Board Member of the Texas Alliance of Energy Producers, as Chairman of the Executive Committee of the Fort Worth Wildcatters, the Independent Petroleum Association of America (IPAA), the Texas Independent Producers & Royalty Owners Association (TIPRO), the National Association of Royalty Owners (NARO), the American Association of Professional Landmen (AAPL), Young Professionals in Energy (YPE), and the Fort Worth Petroleum Club.

Mr. Bennett has been the recipient of numerous awards in his career: Oil & Gas Investor – Forty Under 40, the Oil & Gas Awards – Future Industry Leader, EY Entrepreneur of the Year – Energy Services & National Finalist, and D CEO Magazine – Oilfield Services CEO of the Year. Mr. Bennett earned his Bachelor of Science in Business Management from the University of Georgia in 2003 and completed the Energy Executive Management Program at the University of Oklahoma Michael F. Price College of Business in 2012

The Honorable Charles D. McConnell (Director) is a global executive and technology subject matter expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace who has led the growth of multimillion-dollar businesses and new business units. Mr. McConnell has expertise in operations, sales, business, marketing, domestic/global management, and managing senior-level technology teams. Mr. McConnell is experienced in both domestic and international markets and was posted in Singapore for business in China, India, Indonesia, Korea, and Malaysia. Mr. McConnell has received worldwide recognition for his development of and advocacy for climate change and carbon policies, e.g., Carbon Capture Utilization and Storage (CCUS), 45Q CCUS, and Enhanced Oil Recovery (EOR) policy as well as advanced carbon management in methane conversion and chemicals production.

Mr. McConnell has served as Executive Director of Carbon Management and Energy Sustainability at the University of Houston since November 2018. A 40 - year veteran of the energy industry, Mr. McConnell joined the Rice University Energy and Environmental Initiative in August 2013 after serving two years as the Assistant Secretary of Energy at the U.S. Department of Energy from 2011 to

2013. At DOE, Mr. McConnell was responsible for strategic policy leadership, budgets, project management, and research and development of the department’s coal, oil and gas, and advanced technologies programs, as well as for the operations and management of the U.S. Strategic Petroleum Reserve and the National Energy Technologies Laboratories. Prior to joining the DOE in 2011, Mr. McConnell served as Vice President of Carbon Management at Battelle Energy Technology in Columbus, Ohio and also spent 31 years with Praxair, Inc. (now Linde).

Mr. McConnell is a global manager who guides multiple business units through change while communicating with diverse stakeholders, external clients, and investors to create sustainable and profitable growth. He captures new opportunities by assessing market trends, building, motivating and educating high-performing teams, and evaluating technology and business portfolio options. Mr. McConnell revitalizes operations and business models for the energy transition marketplace by leveraging strong strategic planning, tactical client execution, and relationship-building collaboration for growth in energy markets challenged by a lower carbon future. Mr. McConnell is also a technology subject matter expert (SME) within energy and power, petrochemicals technology, and the investment-business development marketplace. He has been selected to testify in front of US Senate and House subcommittees on science, climate, technologies and policy. Mr. McConnell has been selected for leadership roles on the Board of the Energy and Environment Foundation North Dakota, the EPA Science Advisory Board, the Texas Carbon Neutral Coalition, Gasification Technologies Council and the Clean Carbon Technology Foundation of Texas. Mr. McConnell also serves as an Advisor to Warwick Carbon Solutions, a CCUS project developer, and DigiKerma, a blockchain carbon storage company. Mr. McConnell holds a bachelor’s degree in chemical engineering from Carnegie-Mellon University (1977) and an MBA in finance from Cleveland State University (1984).

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

Nominating Committee

Our nominating committee consists of Patrice E. Merrin, Rasmus Kristoffer Gerdeman, and Charles D. McConnell, each of whom is an independent director under the NYSE’s listing standards. Ms. Merrin serves as the Chair of the nominating committee. We adopted a nominating committee charter, which details the principal functions of the nominating committee, including overseeing the selection of persons to be nominated to serve on our board of directors.

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

Compensation Committee

Out Compensation Committee consists of Patrice E. Merrin, Rasmus Kristoffer Gerdeman, and Charles D. McConnell. Mr. McConnell serves as the Chair of the Compensation Committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Item 11. Executive Compensation.

During 2022, Founder Shares transferred by the two members of the Sponsor to Marthinus J. Crouse amounted to a stock compensation expense of $224,250. None of executive officers or directors had any cash compensation in 2022 or other total compensation in excess of $100,000. No compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 33,143,475 ordinary shares outstanding as of March 24, 2023, of which 26,514,780 were Class A ordinary shares and 6,628,695 were Class B ordinary shares.

	Amount	Approximate
	and Nature	Percentage of
	of Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership(1)	Ordinary Shares
Green Mountain Metals LLC(2)(3)	6,628,695	20%
Michael James McMullen(2)(4)	410,000	1.2%
Marthinus (Jaco) J. Crouse(2)	100,000	*
Dan Vujcic(2)(5)	100,000	*
Patrice E. Merrin(2)	50,000	*
Rasmus Kristoffer Gerdeman(2)	75,000	*
Neville Joseph Power(2)(6)	50,000	*
John Rhett Miles Bennett(2)(7)	170,000	*
Charles D. McConnell(2)	50,000	*
SPAC Fund I(8)	1,485,000	5.6%
SPAC Management I(8)	1,485,000	5.6%
SPAC Management I GP(8)	1,485,000	5.6%
Capital Management(8)	1,485,000	5.6%
Capital Management GP(8)	1,485,000	5.6%
Management Holdings(8)	1,485,000	5.6%
Management Holdings GP(8)	1,485,000	5.6%
Titanium Funding, LLC(9)	2,489,700	9.4%
Atalaya Capital Management LP(10)	2,059,688	6.2%
Polar Asset Management Partners Inc.(11)	1,668,063	6.3%
Millennium Management LLC(12)	1,678,338	5.1%
Millennium Group Management LLC(12)	1,678,338	5.1%
Israel A. Englander(12)	1,678,338	5.1%
Balyasny Asset Management L.P.(13)	1,934,448	7.3%
Fir Tree Capital Management LP(14)	1,542,944	5.8%
*	Less than one percent.
(1)	Interests shown include Class A ordinary shares and founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in Exhibit 4.5 “Description of Registrant’s Securities” attached to this Annual Report on Form 10-K.
(2)	The business address of each corresponding entity and individual is Century House, Ground Floor, Cricket Square, P.O. Box 2238, Grand Cayman, E9 KY1-1107, Cayman Islands.

(3)	The shares reported herein are held in the name of our sponsor. There are three managers of our sponsor’s board of managers, Michael (Mick) James McMullen, John Rhett Miles Bennett, and Ashley Elizabeth Zumwalt-Forbes. Each manager has one vote, and the approval of two of the three members of the board of managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	Mr. McMullen beneficially owns 410,000 Class B ordinary shares by McMullen Geological Services Pty Ltd., an entity that he owns jointly with his spouse.
(5)	Mr. Vujcic beneficially owns 100,000 Class B ordinary shares held by Tilt Natural Resources Capital Limited, an entity that he 100% owns.
(6)	Mr. Power beneficially owns 50,000 Class B ordinary shares held by Mascotte Capital Pty Ltd., an entity that he 100% owns.
(7)	Mr. Bennett beneficially owns 170,000 Class B ordinary shares held by Black Mountain Storage LLC, an entity that he 100% owns.
(8)	According to Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Apollo Atlas Master Fund, LLC, a Cayman Islands exempted company (“Atlas”); (ii) Apollo Atlas Management, LLC, a Delaware limited liability company (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC, a Delaware limited liability company (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd., a Cayman Islands exempted company (“Credit Strategies”); (v) Apollo ST Fund Management LLC, a Delaware limited liability company (“ST Management”); (vi) Apollo ST Operating LP, a Delaware limited partnership (“ST Operating”); (vii) Apollo ST Capital LLC, a Delaware limited liability company (“ST Capital”); (viii) ST Management Holdings, LLC, a Delaware limited liability company (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P., a Delaware limited partnership (“A-N Credit”); (x) Apollo A-N Credit Management, LLC, a Delaware limited liability company (“A-N Credit Management”); (xi) Apollo SPAC Fund I, L.P., a Cayman Islands exempted limited partnership (“SPAC Fund I”); (xii) Apollo SPAC Management I, L.P., a Delaware limited partnership (“SPAC Management I”); (xiii) Apollo SPAC Management I GP, LLC, a Delaware limited liability company (“SPAC Management I GP”); (xiv) Apollo Capital Management, L.P., a Delaware limited partnership (“Capital Management”); (xv) Apollo Capital Management GP, LLC, a Delaware limited liability company (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P., a Delaware limited partnership (“Management Holdings”); (xvii) Apollo Management Holdings GP, LLC, a Delaware limited liability company (“Management Holdings GP”). The foregoing are collectively referred to herein as the “Reporting Persons.” Atlas and Atlas Management are deemed to beneficial own 38,610 shares. PPF Credit Strategies is deemed to beneficially own 98,258 shares. Credit Strategies, St Management, St Operating, ST Capital and ST Management Holdings are deemed to beneficially own 779,129 shares. A-N Credit and A-N Credit Management are deemed to own 74,003 shares. SPAC Fund I, SPAC Management I and SPAC Management I GP are deemed to beneficially own 1,485,000 shares. Atlas, PPF Credit Strategies, Credit Strategies, A-N Credit, and SPAC Fund I each disclaims beneficial ownership of all shares reported here. No Reporting Person has sole power to vote the respective shares they beneficially own. The principal office of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY 9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(9)	According to Schedule 13G/A filed with the SEC on February 7, 2023 by Titanium Funding, LLC, a Delaware limited liability company (“TF LLC”), Farallon Capital Management, L.L.C., a Delaware limited liability company (the “Management Company”), the following individuals: Joshua J. Dapice (“Dapice”); Philip D. Dreyfuss (“Dreyfuss”); Hannah E. Dunn (“Dunn”); Michael B. Fisch (“Fisch”); Richard B. Fried (“Fried”); Varun N. Gehani (“Gehani”); Nicolas Giauque (“Giauque”); David T. Kim (“Kim”); Michael G. Linn (“Linn”); Rajiv A. Patel (“Patel”); Thomas G. Roberts, Jr. (“Roberts”); Edric C. Saito

(“Saito”); William Seybold (“Seybold”); Daniel S. Short (“Short”); Andrew J. M. Spokes (“Spokes”); John R. Warren (“Warren”); and Mark C. Wehrly (“Wehrly”, collectively with the other individuals, the “Farallon Individual Reporting Persons”). Each of the Farallon Individual Reporting Persons, other than Giauque and Spokes, is a citizen of the United States. Giauque is a citizen of France. Spokes is a citizen of the United Kingdom. The address of the principal business office of each of the Reporting Persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(10)	According to Schedule 13G/A filed with the SEC on December 14, 2021 by (i) Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); (ii) ACM ASOF VII (Cayman) Holdco LP (“ASOF”); (iii) ACM Alameda Special Purpose Investment Fund II LP (“Alameda”); (iv) ACM Alamosa (Cayman) Holdco LP (“Alamosa”); (v) Atalaya Capital Management LP (“ACM”); (vi) Corbin ERISA Opportunity Fund, Ltd. (“CEOF”); (vii) Corbin Capital Partners GP, LLC (“Corbin GP”); (viii) Corbin Capital Partners Group, LLC (“CCPG”) and (ix) Corbin Capital Partners, L.P. (“CCP”). ACM may be deemed the beneficial owner of 2,059,688 shares underlying units, which amount includes (i) the 294,926 shares underlying units beneficially owned by ASPIF II, (ii) the 415,313 shares underlying units beneficially owned by ASOF, (iii) the 519,106 shares underlying units beneficially owned by Alameda and (iv) the 830,343 shares underlying units beneficially owned by Alamosa. Each of CCPG and CCP may be deemed the beneficial owner of 415,312 shares underlying units, which amount includes the 415,312 shares underlying units beneficially owned by CEOF. As of October 1, 2021, CCPG ceased to beneficially own any shares. The address of the principal business office of each of ASPIF II, ASOF, Alameda, Alamosa and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, CCPG, Corbin GP and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.
(11)	According to Schedule 13G/A filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada ("PAMP"), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (together with PAMP, the “Reporting Person”). The address of the business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(12)	According to Schedule 13G filed with the SEC on March 22, 2022 by Millennium Management LLC, a limited liability company organized under the laws of the State of Delaware (“MM”), Millennium Group Management LLC, a limited liability company organized under the laws of the State of Delaware (“MGM”), and Israel A. Englander (collectively, with MM and MGM, the “Reporting Person”). The securities disclosed therein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address of the business office of the Reporting Person is 399 Park Avenue, New York, New York 10022.
(13)	According to Schedule 13G filed with the SEC on February 14, 2023 by Balyasny Asset Management L.P. is a Delaware limited partnership (“BAM”), BAM GP LLC is a Delaware limited liability company (“BAM GP”), Balyasny Asset Management Holdings LP is a Delaware limited partnership (“BAM Holdings”), Dames GP LLC is a Delaware limited liability company (“Dames”), and Dmitry Balyasny. The principal business office of BAM, BAM GP, BAM Holdings, Dames, and Dmitry Balyasny is 444 West Lake Street, 50th Floor, Chicago, IL 60606.
(14)	According to Schedule 13G filed with the SEC on February 14, 2023 by Fir Tree Capital Management LP, a Delaware limited partnership, located at 500 5th Avenue, 9th Floor, New York, New York 10110.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Ms. Patrice E. Merrin, who is a director on our board of directors, has served as an independent non-executive director of Glencore plc since 2014, an affiliate of Glencore Operations Australia Pty Limited. She is also Glencore’s Engagement Director for North America. Her affiliation with Glencore was taken into consideration by our board directors in making their determination to enter into the Share Sale Agreement with Glencore Operations Australia Pty Limited. Ms. Merrin was recused from all decision making relating to the Proposed Business Combination.

We currently maintain our executive offices at Century House, Ground Floor, Cricket Square, P.O. Box 2238, Grand Cayman, Cayman Islands. We consider our current office space adequate for our current operations.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Until the consummation of the Business Combination, we will be using the funds not held in the Trust Account. We entered commitment letters that would provide additional sources of financing for the Proposed Business Combination (See Note 7).

On April 13, 2022, we issued an unsecured promissory note (the “2022 Sponsor Convertible Note”) to the Sponsor pursuant to which we could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, we borrowed $1,200,000 under the 2022 Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying our obligation under the 2022 Sponsor Convertible Note.

On October 25, 2022, we issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which we may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, we issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which we may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $486,096 was outstanding under the December 2022 Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $1,500,000 of Working Capital Loans into Private Placement Warrants.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP and to Ernst and Young LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and in connection with our proxy filing associated with the Proposed Business Combination. The aggregate fees billed by Marcum and by Ernst and Young for professional services rendered for the audit of our annual consolidated financial statements for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 21, 2021, including services in connection with our initial public offering totaled $421,278 and $112,270, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 21, 2021, we did not pay Marcum or Ernst and Young for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum or Ernst and Young for tax planning and tax advice during the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 21, 2021.

All Other Fees. We did not pay Marcum or Ernst and Young for other services during the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 21, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
2.1†

Share Sale Agreement, dated as of March 17, 2022, by and among Glencore Operations Australia Pty Limited, Metals Acquisition Corp. (Australia) Pty Ltd. and Metals Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2022).

2.2†

Deed of Consent and Covenant, dated November 22, 2022, by and among Glencore Operations Australia Pty Limited, Metals Acquisition Corp. (Australia) Pty Ltd., Metals Acquisition Corp. and Metals Acquisition Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2022).

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

4.5*	Description of Registrant’s Securities.

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

10.6

Convertible Promissory Note, dated as of April 13, 2022, by and between the Company and Green Mountain Metals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022).

10.7

Promissory Note, dated as of October 25, 2022, by and between the Company and Green Mountain Metals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2022).

10.8

Promissory Note, dated as of December 21, 2022, by and between the Company and Green Mountain Metals LLC

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022).

10.9

Convertible Promissory Note, dated as of January 9, 2023, by and between the Company and Green Mountain Metals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2023).

10.10

Syndicated Facilities Agreement, dated as of February 28, 2023, by and between Metals Acquisition Corp. (Australia) Pty Ltd, Citibank N.A., Sydney Branch, Bank of Montreal, Harris Bank N.A., The Bank of Nova Scotia, Australian Branch and National Bank of Canada, with Citisecurities Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023).

10.11

Mezzanine Debt Loan Note Subscription Agreement, dated as of March 10, 2023, by and between Metals Acquisition Corp. (Australia) Pty Ltd and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2023).

10.12

Subscription Agreement, dated as of March 10, 2023, by and between Metals Acquisition Limited, Metals Acquisition Corp, Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Collector-2), LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2023).

10.13†

Silver Purchase Agreement, dated as of March 20, 2023, by and between Metals Acquisition Corp. (Australia) Pty Ltd,

Metals Acquisition Corp, Metals Acquisition Limited, and Osisko Bermuda Limited (incorporated by reference to Exhibit

10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2023).

10.14

Silver Stream Subscription Agreement, dated as of March 20, 2023, by and between Metals Acquisition Limited, Metals

Acquisition Corp, and Osisko Bermuda Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2023).

10.15†

Copper Purchase Agreement, dated as of March 20, 2023, by and between Metals Acquisition Corp. (Australia) Pty Ltd,

Metals Acquisition Corp, Metals Acquisition Limited, and Osisko Bermuda Limited (incorporated by reference to Exhibit

10.3 to the Company’s Current Report on Form 8-K filed on March 22, 2023).

10.16

Copper Stream Subscription Agreement, dated as of March 20, 2023, by and between Metals Acquisition Limited, Metals

Acquisition Corp, and Osisko Bermuda Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2023).

21.1*	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(2)(ii).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2023.

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

Name	Title	Date
/s/ Michael James McMullen	Chief Executive Officer and Director	March 24, 2023
Michael James McMullen	(Principal Executive Officer)

/s/ Marthinus (Jaco) J. Crouse	Chief Financial Officer	March 24, 2023
Marthinus (Jaco) J. Crouse	(Principal Financial and Accounting Officer)

/s/ Dan Vujcic	Chief Development Officer	March 24, 2023
Dan Vujcic

/s/ Neville Joseph Power	Chair	March 24, 2023
Neville Joseph Power

/s/ Rasmus Kristoffer Gerdeman	Director, Audit Chair	March 24, 2023
Rasmus Kristoffer Gerdeman

/s/ Patrice E. Merrin	Director	March 24, 2023
Patrice E. Merrin /s/ John Rhett Miles Bennett	Director	March 24, 2023
John Rhett Miles Bennett /s/ Charles D. McConnell	Director	March 24, 2023
Charles D. McConnell

METALS ACQUISITION CORP

Report Of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metals Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Metals Acquisition Corp. (the Company) as of December 31, 2022, the related consolidated statement of operations, changes in shareholders' deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has until August 2, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and the Company’s stockholders have not approved an extension by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Given the uncertainty related to the ability to consummate a business combination by August 2, 2023 the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2023.

Vancouver, Canada

March 24, 2023

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s available cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021. In 2023, we became the predecessor auditor.

Houston, TX
March 31, 2022

METALS ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

		December 31,
	Notes	2022	2021
Assets
Current assets:
Cash	1	$42,314	$954,974
Other receivable		53,200	—
Prepaid expenses		201,275	340,271
Total current assets		296,789	1,295,245
Long-term prepaid expenses		—	186,988
Marketable securities held in Trust Account	6	268,908,716	265,155,619
Deferred financing costs	1	985,760	—
Total Assets		$270,191,265	$266,637,852

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses and accounts payable		$927,261	$—
Accrued offering costs and expenses		—	604,474
Deferred liabilities	7	7,239,473	—
Deferred underwriting discount	1	9,280,173	—
Promissory note – related party	5	786,096	—
Total current liabilities		18,233,003	604,474
Warrant liability	6	7,442,633	8,440,008
Deferred underwriting discount	1	—	9,280,173
Total Liabilities		25,675,636	18,324,655

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value of $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	3	268,908,716	265,147,800

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	3	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	3	663	663
Additional paid-in capital		—	—
Accumulated deficit		(24,393,750)	(16,835,266)
Total Shareholders’ Deficit		(24,393,087)	(16,834,603)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit		$270,191,265	$266,637,852

The accompanying notes are an integral part of the consolidated financial statements.

METALS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
		For the	March 11, 2021
		Year Ended	(Inception) Through
		December 31,	December 31,
	Notes	2022	2021
Operating and formation costs		$2,117,475	$1,122,004
Acquisition costs		7,625,359	—
Stock compensation expense		224,250	—
Loss from operations		(9,967,084)	(1,122,004)

Other income (expense):
Change in fair value of warrants	6	1,477,374	14,982,447
Offering expenses related to warrant issuance	1	—	(1,984,130)
Excess value of Private Placement Warrants	1	—	(1,066,666)
Change in fair value conversion option	5	7,200	—
Trust interest income	2	3,753,097	7,819
Amortization of discount on convertible promissory note	5	(8,000)	—
Bank fee		(5,205)	(2,448)
Total Other income, net		5,224,466	11,937,022

Net (loss) income		$(4,742,618)	$10,815,018
Basic and diluted weighted average Class A shares outstanding, ordinary shares subject to possible redemption	2	26,514,780	13,451,926

Basic and diluted net (loss) income per share, Class A ordinary shares	1	$0.14	$0.54
Basic and diluted weighted average Class B ordinary shares outstanding		6,628,695	6,403,525
Basic and diluted net (loss) income per share, Class B ordinary shares	1	$(1.28)	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

METALS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 11, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	7,187,500	719	24,281	—	25,000
Capital contribution for sale of Class B shares to Anchor Investors	—	—	11,107,653	—	11,107,653
Forfeiture of 558,805 founder shares	(558,805)	(56)	56	—	—
Change in Class A ordinary shares subject to possible redemption	—	—	(11,131,990)	(27,650,284)	(38,782,274)
Net income	—	—	—	10,815,018	10,815,018
Balance as of December 31, 2021	6,628,695	663	—	(16,835,266)	(16,834,603)
Contribution of conversion price in excess of fair value of warrants	—	—	720,800	—	720,800
Stock compensation	—	—	224,250	—	224,250
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(945,050)	(2,815,866)	(3,760,916)
Net loss	—	—	—	(4,742,618)	(4,742,618)
Balance as of December 31, 2022	6,628,695	$663	$—	$(24,393,750)	$(24,393,087)

The accompanying notes are an integral part of the consolidated financial statements.

METALS ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
		For the Year	March 11, 2021
		Ended	(Inception) to
	Notes	December 31, 2022	December 31, 2021
Cash flows from Operating Activities:
Net (loss) income		$(4,742,618)	$10,815,018
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Formation costs paid by sponsor in exchange for issuance of Class B ordinary shares		—	6,894
Offering expenses related to warrant issuance		—	1,984,130
Excess value of Private Placement Warrants		—	1,066,666
Interest earned on marketable securities held in Trust Account		(3,753,097)	(7,819)
Decrease in fair value of warrants	6	(1,477,374)	(14,982,447)
Stock compensation expense	5	224,250	—
Change in fair value of conversion option	6	(7,200)	—
Amortization of discount on convertible promissory note	6	8,000	—
Changes in operating assets and liabilities:
Other receivable		(53,200)	—
Prepaid expenses		325,984	(527,259)
Accrued expenses and accounts payable		(145,362	—
Accrued offering costs and expenses		—	604,474
Deferred liabilities	7	6,721,861	—
Net cash used in operating activities		(2,898,756)	(1,040,343)

Cash Flows from Investing Activities:
Investment held in Trust Account		—	(265,147,800)
Net cash used in investing activities		—	(265,147,800)

Cash flows from Financing Activities:
Proceeds from convertible promissory note – related party	6	1,200,000	—
Proceeds from promissory note – related party		786,096	—
Proceeds from Initial Public Offering, net of underwriters' fees		—	259,844,844
Proceeds from private placement		—	8,302,958
Advances from related parties	6	—	150,000
Payments to related parties	6	—	(150,000)
Payments of offering costs	3	—	(1,004,685)
Net cash provided by financing activities		1,986,096	267,143,117

Net change in cash		(912,660)	954,974
Cash, beginning of the period		954,974	—
Cash, end of the period		$42,314	$954,974

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption		$3,760,916	$38,782,274
Deferred financing costs included in accrued expenses		$728,745	$—
Deferred underwriting commissions charged to additional paid in capital		$—	$9,280,173
Fair value of capital contribution by Sponsor to Anchor Investors		$—	$11,107,653
Forfeiture of 558,805 founder shares		$—	$56
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares		$—	$18,104
Initial classification of warrant liability		$—	$23,422,455
Private warrants issued upon conversion of related party promissory note		$480,000	$—
Capital contributed upon settlement of related party note		$720,800	$—

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Organization and Business Operations, Going Concern and Management’s Plan

Metals Acquisition Corp (together with its consolidated subsidiaries, except as the context otherwise requires, the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 11, 2021.The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On March 4, 2022, a wholly owned subsidiary, Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”) was incorporated under the Australian Corporations Act 2001 and registered in New South Wales for the purposes of the Proposed Business Combination.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through December 31, 2022, relates to the Company’s formation, operating costs, and the initial public offering (the “IPO”), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In addition, the Sponsor sold membership interests representing an aggregate of 1,272,500 founder shares to all Anchor Investors combined that will convert on a one-to-one basis into common shares in New MAC upon the Proposed Business Combination.

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

As the IPO included two instruments, Class A ordinary shares and warrants, and as the warrants are classified as a financial liability, it was necessary to allocate the gross proceeds between Class A ordinary shares and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A ordinary shares and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was then allocated to Class A ordinary shares. The percentage derived from this allocation was then used to allocate deferred offering costs between Class A ordinary shares and warrants. Issuance costs of $1,984,130 were allocated to the warrants and charged to the Company’s prior period statement of operations.

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

A total of $265,147,800 was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, upon closing of the IPO and the underwriter partially exercising its over-allotment option.

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

The net proceeds from the initial public offering are held in the Trust Account and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the IPO. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed.

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

The Company’s Sponsor has agreed it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be liable for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Accordingly, the Sponsor may not be able to satisfy those obligations.

On March 17, 2022, the Company, MAC-Sub, and Glencore Operations Australia Pty Limited (“Glencore”) entered into a Share Sale Agreement (the “SSA”).

Under the terms of the SSA, MAC-Sub will acquire from Glencore 100% of the issued share capital of Cobar Management Pty. Limited (“CMPL”) (the acquisition of CMPL and the CSA mine (as defined herein) from Glencore, the “Proposed Business Combination”). CMPL owns and operates the Cornish, Scottish and Australian mine (the “CSA Mine”) in Cobar, New South Wales, Australia.

Under the original terms of the SSA, in consideration for the acquisition of CMPL, the Company and MAC-Sub will: (a) pay $1,050,000,000 to Glencore (subject to a customary closing accounts adjustments to reflect the working capital, net debt and tax liabilities of CMPL at the time of closing under the SSA (the “Closing”)), (b) issue $50,000,000 (5,000,000 shares) worth of MAC Class A ordinary shares, $0.0001 par value to Glencore, and (c) enter into a net smelter royalty pursuant to which after the Closing, CMPL will pay to Glencore a royalty of 1.5% of all net smelter copper concentrate produced from the mining tenure held by CMPL at the time of the Closing.

The business combination has been approved by the boards of directors of the Company and Glencore.

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the parties thereto agreed to (i) permit the Company to undertake a re-domiciliation whereby the Company will be merged with and into MAC Limited, with MAC Limited continuing as the surviving company (“New MAC”) and (ii) amend the consideration payable to Glencore in connection with the acquisition of the CSA Mine whereby the Company and MAC-Sub will:

(a)Pay at least $775 million in cash (with the potential to be scaled up to $875 million depending on equity demand) to Glencore (subject to customary closing accounts adjustment (including New MAC being liable for accounting fees in connection with the transaction) to reflect the working capital, net debt and tax liabilities of CMPL at the Closing;

(b)

Issue up to 10,000,000 ordinary shares of New MAC (the “New MAC Ordinary Shares”) at the Closing (the “Rollover Shares”) to Glencore (having a value of up to $100,000,000) with Glencore having the option to scale down the amount to $0 subject to MAC raising sufficient equity (with any scale-back to be reflected in the upfront cash payment scale-up, as set forth in subsection (a));

(c)	Pay $75 million in a deferred cash payment on the following terms:
(i)	Payable upon New MAC’s listing on the Australian Stock Exchange or undertaking any alternative equity raise (up to 50% of the net proceeds from the raise, capped at US$75 million);
(ii)

the unpaid balance of the $75 million will accrue interest at a rate equivalent to what New MAC pays on its mezzanine      subordinated term loan, set at SOFR plus a variable margin of 8-12% (which will be determined by reference to prevailing copper prices); and

(iii)

any residual (up to the $75 million plus applicable interest) not paid in cash by the date that is twelve (12) months after the Closing will be settled on the next business day through the issuance of additional New MAC Ordinary Shares at a 30% discount to the 20-trading day VWAP before the issuance (“Equity Conversion Date”).  If New MAC is listed on more than one exchange, the VWAP will be calculated by reference to the exchange with the largest volume (US$ equivalent) over the 20-trading day period before the Equity Conversion Date.  If the New MAC Ordinary Shares cannot be issued to Glencore due to applicable law or the rules of any applicable stock exchange, Glencore, in its sole discretion, may delay the date for the issuance of the New MAC Ordinary Shares, noting that such right only delays the date for the issuance of the New MAC Ordinary Shares, which amount of New MAC Ordinary Shares will be set on the Equity Conversion Date

(d)

Pay $150 million in cash structured as two contingent payments ($75 million each) that are unsecured, fully subordinated and payable if, over the life of the CSA Mine, the average daily London Metal Exchange closing price is greater than:

(i)	$4.25/lb (US$9,370/mt) for any rolling 18-month period (commencing at Closing) (the “First Contingent Payment”); and
(ii)	$4.50/lb (US$9,920/mt) for any rolling 24-month period (commencing at Closing) (the “Second Contingent Payment”);

The First Contingent Payment and the Second Contingent Payment will be payable as soon as the applicable payment trigger milestone has been achieved. However, if one or both of the milestones are met in the first three years post-Closing, the payment will only be made to the extent it does not constitute a breach of New MAC’s finance facilities in place at the Closing. To the extent payment would constitute a breach of the relevant facilities, New MAC will be subject to an obligation to use best endeavors to obtain the consent of all financiers for the payment to be made during the three-year window. For the avoidance of doubt, New MAC will be obligated to make the payments on the earlier of the first business day following (i) the refinancing of its senior debt, and (ii) the third anniversary of the Closing (being maturity of the senior debt), to the extent that First Contingent Payment and/or Second Contingent Payment has been triggered but not paid during the first three years post-Closing;

(e)Enter into a Royalty Deed and Offtake Agreement as previously disclosed in the Current Report; and

(f)	Grant Glencore the right to appoint one (1) director to the New MAC board of directors for every 10% of New MAC Ordinary Shares that Glencore beneficially owns.

On February 28, 2023, MAC-Sub, the Company and New MAC, as guarantors, entered into a syndicated facility agreement with Citibank, N.A., Sydney Branch, Bank of Montreal, Harris Bank N.A., The Bank of Nova Scotia, Australian Branch, and National Bank of Canada (collectively, the “Senior Lenders”) and Citisecurities Limited, as agent for the Senior Lenders, to provide a senior syndicate loan facility to finance, in part, the Proposed Business Combination. The Senior Syndicated Facility provides amongst other facilities, a US$205 million acquisition term loan that can be used to fund in part the Business Combination Consideration.

On March 10, 2023, MAC-Sub, the Company and MAC Limited, as guarantors, entered into a mezzanine debt facility loan note subscription agreement (the “Mezz Facility”) with Sprott Private Resource Lending II (Collector-2), LP, (the “Lender”) and Sprott Resource Lending Corp., as agent and security trustee for the Lender, to provide a mezzanine loan facility of US$135,000,000 to finance, in part, the Proposed Business Combination.

Going Concern and Management’s Plan

As of December 31, 2022, the Company had $42,314 of cash and a working capital deficit of $17,936,214.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Until the consummation of the Business Combination, the Company will be using the funds not held in the Trust Account.

On April 13, 2022, the Company issued an unsecured promissory note (the “2022 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company could borrow up to $1,200,000 from the Sponsor for working capital needs, including transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 5). On May 6, 2022, the Company borrowed $1,200,000 under the 2022 Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note resulting in the issuance of 800,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the 2022 Sponsor Convertible Note.

On October 25, 2022, the Company issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, the Company issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of December 31, 2022, $486,096 was outstanding under the December 2022 Note. On January 9, 2023, the Company issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination (Refer to Note 9).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 2, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and the Company’s stockholders have not approved an extension by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that, should a Business Combination not occur, and an extension not be approved by the stockholders of the Company, the potential for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. The Company intends to continue to complete a Business Combination before the mandatory liquidation date. The Company is within 5 months of its mandatory liquidation date as of the time of filing of this Report.

Risks and Uncertainties

Results of operations and the Company’s ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination. Per the Going Concern note above, the Company intends to continue to complete the Proposed Business Combination before the mandatory liquidation date of August 2, 2023. However; the Company is within 5 months of its mandatory liquidation date as of the time of filing of this Report  and without an extension it is highly unlikely that a different business combination would be consummated if the Proposed Business Combination failed.

The condition precedent satisfaction date under the Share Sale Agreement (as amended) for the Proposed Business Combination is 28 April 2023 (“CP Date”). If all conditions precedent are not satisfied or waived by the CP Date and the parties don’t mutually agree an extension in writing, then both the Company and Glencore have the option to unilaterally elect to terminate the Share Sale Agreement. In the event the conditions precedent are not satisfied or waived in full by the CP Date and neither party elects to terminate, then the Share Sale Agreement remains binding on both parties until such date as one party elects to exercise its option to terminate

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. MAC-Sub was solely incorporated for the purpose of the Proposed Business Combination and was dormant for 2022. There were no intercompany transactions for the period ended December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but that any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had $42,314 and $954,974 of cash as of December 31, 2022 and 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, funds held in the Trust Account included $268,908,716 and $265,155,619, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this bank account.

The Investments Held in the Trust Account are invested in J.P. Morgan money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Treasury bonds are considered low-risk investments that are generally risk-free when held to maturity, since being fully backed by the U.S. government makes the risk of default extremely low.

Convertible Debt

The Company accounts for conversion options embedded in convertible Promissory notes from Related Parties in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

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

Debt Financing Costs

The Company complies with the requirements of ASC 835-30-45-1A with respect to debt financing costs. Debt financing costs consist principally of legal and professional fees incurred through the balance sheet date that are directly related to the procurement of the Senior Syndicated Facility and the Mezz Facility. Debt financing costs incurred prior to the closing of the related debt instrument are capitalized and reported in the balance sheet as a long-term deferred asset until the closing of the related debt instrument at which time the accumulated debt financing costs are capitalized to the debt instrument as previously discussed. As of December 31, 2022 and 2021, $985,760 and $0, respectively, were capitalized and are included in deferred financing costs on the consolidated balance sheets. On February 28, 2023 and March 10, 2023, the Company closed the Senior Syndicated Facility and the Mezz Facility respectively – Refer to Note 9, Subsequent Events.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the consolidated statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $1,984,130 were allocated to the Public and Private Warrants and included in other expenses and $24,729,441 included in temporary equity for the period ended December 31, 2021. There were no offering costs incurred for the year ended December 31, 2022.

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

Warrant Instruments

The Company accounts for the 13,666,666 warrants issued in connection with the IPO and Private Placement and the additional 504,927 public warrants and 201,971 private placement warrants associated with the exercise of the over-allotment, in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” under which the warrants do not meet the criteria for equity treatment and must, thereby, be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of operations. The fair value of warrants is determined by the closing price of the warrants on the last trading day of the reporting period. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

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

As of December 31, 2022 and 2021, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,782,274
Ordinary shares subject to possible redemption as of December 31, 2021	265,147,800
Plus:
Remeasurement adjustment of carrying value to redemption value	3,760,916
Ordinary shares subject to possible redemption as of December 31, 2022	$268,908,716

Net (Loss) Income Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. In applying the two-class method, net income is shared pro rata between the two classes of shares whereas net losses, after adjustment for Trust income, are allocated solely to Class B ordinary shares, as Class A ordinary shares have no obligation to fund losses nor is their redemption feature reduced as a result of losses. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. Each private placement warrant entitles the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, or (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

			For the Period from March 11, 2021
	For the Year Ended		(inception) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income (as adjusted)	$3,753,097	$(8,495,715)	$7,354,212	$3,460,806
Denominator:
Weighted-average shares outstanding	26,514,780	6,628,695	13,451,926	6,403,525
Basic and diluted net (loss) income per ordinary share	$0.14	$(1.28)	$0.54	$0.54

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect any change in unrecognized tax benefits over the next 12 months.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last reported sales price (the “Closing Price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities ) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the redemption date and the “fair market value” of the Class A ordinary shares (as defined below); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations, and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.

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

On December 14, 2022, Ashley Zumwalt-Forbes and Black Mountain Storage LLC (collectively, the “Transferors”) entered into a Securities Assignment Agreement to assign and transfer an aggregate of 25,000 shares in the Sponsor that will convert on a one-to-one basis into common shares in New MAC upon the consummation of the Proposed Business Combination, to Marthinus J. Crouse (the “Recipient”). Pursuant to the agreement, the Transferors agreed to assign and transfer of the founder shares to the Recipient as soon as practicable after the date of the agreement. The 25,000 founder shares were transferred to the Recipient on December 23, 2022. The transfer of the founder shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. There are no vesting restrictions on the 25,000 shares transferred therefore there is no performance condition. Compensation expense of $224,250 or $8.97 per share was recognized for the year ended December 31, 2022.

The employment agreements expected to be signed by management in connection with the close of the Proposed Business Combination provide for the grant of 336,000 restricted stock units. As these grants are contingent upon the close of the Proposed Business Combination no amounts have been recorded in these consolidated financial statements.

Promissory Notes — Related Party

On October 25, 2022 the Company issued an unsecured promissory note (“the October 2022 Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the October 2022 Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination. As of December 31, 2022 and 2021, $300,000 and $0 were outstanding under the October 2022 Note.

On December 21, 2022, the Company issued an unsecured promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the December 2022 Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination.  As of December 31, 2022 and 2021, $486,096 and $0 were outstanding under the December 2022 Note.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor incurred expenses on behalf of the Company only between the initial Company registration and the IPO. The liability was non-interest bearing and due on demand. During the year ended December 31, 2021, the Company received advances from related parties of $150,000 and were fully repaid at the close of the IPO. As at December 31, 2021 and 2022 there were no advances from Related Parties.

Working Capital Loans – Convertible Promissory Notes from Related Party

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

On May 6, 2022, the Company entered into a convertible promissory note agreement with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,200,000. The 2022 Sponsor Convertible Note is non-interest bearing and payable on the earlier of (i) August 2, 2023, or (ii) the date on which the Company consummates the initial Business Combination. If the Company does not consummate the Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2022 Sponsor Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of the 2022 Sponsor Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants; provided, however, that (i) the warrants will not be subject to forfeiture in connection with the Business Combination and (ii) the warrants will grant the holders the right to purchase one ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants.

Concurrently with entering into the agreement, the Company borrowed $1,200,000 against the 2022 Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised the conversion option and converted the issued and outstanding loan balance of $1,200,000 under the 2022 Sponsor Convertible Note into 800,000 private placement warrants. As of December 31, 2022, there were no outstanding amounts under the 2022 Sponsor Convertible Note.

The Company assessed the provisions of the 2022 Sponsor Convertible Note under ASC 470-20. The derivative component of the obligation was initially valued and classified as a derivative liability. The conversion option was valued using a Monte Carlo Simulation method, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 6):

	May 24, 2022	May 6, 2022
	Conversion	Borrowing
	(Final	(Initial
	Measurement)	Measurement)
Underlying warrant value	$0.60	$0.80
Exercise price	$1.50	$1.50
Holding period	0.35	0.40
Risk-free rate%	1.25%	1.18%
Volatility%	59.57%	55.35%

Note 6 — Recurring Fair Value Measurements

As of December 31, 2022 and 2021, the Company’s warrant liability was valued at $7,442,633 and$8,440,008, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The Company’s warrant liability for the Private Placement Warrants was based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets for the period ended December 31, 2021. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. For the year ended December 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and reclassified to Level 2.

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

All of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$268,908,716	$—	$—
	$268,908,716	$—	$—
Liabilities:
Public Warrants	$4,335,166	$—	$—
Private Placement Warrants	—	3,107,467	—
	$4,335,167	$3,107,467	$—

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

The Company established the initial fair value for the Warrants on August 2, 2021, the date of the consummation of the Company’s IPO and September 3, 2021, the date of the Underwriter’s partial exercise of its over-allotment option, respectively. The Company used a Black-Scholes model to value the Public and Private Warrants at that time.

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The conversion option liability of the 2022 Sponsor Convertible Note was valued using a Monte Carlo simulation model which values each borrowing at borrowing date and is revalued at each subsequent conversion and reporting date. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Monte Carlo model were holding period, risk free rate, exercise price, and underlying warrant value, which were based on market conditions, management assumptions, and terms of the 2022 Sponsor Convertible Note (see Note 5).

The following table provides quantitative information regarding Level 3 fair value measurements of Private Placement Warrants:

December 31,
2021
Share price	$9.69
Strike price	$11.50
Term (in years)	5.50
Volatility	10.7%
Risk-free rate	1.30%
Dividend yield	0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Private Placement Warrants as Level 3:

Fair value at December 31, 2021	$3,265,830
Promissory note conversion	480,000
Change in fair value	(324,766)
Private Placement Warrants reclassified to level 2	(3,421,064)
Fair Value at December 31, 2022	$—

Except for the transfer from Level 3 to Level 1 for the Public Warrants and Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 for the year ended December 31, 2022 and 2021.

Note 7 — Deferred Liabilities, Commitments and Contingencies

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of December 31, 2022 and 2021 were $3,373,124 and $517,611, respectively. These amounts are included in deferred liabilities on the consolidated balance sheet.

Tax Planning Services Agreement

Tax planning services rendered by the Company’s tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of December 31, 2022 and 2021 were $544,119 and $0, respectively. These amounts are included in deferred liabilities on the consolidated balance sheet.

Glencore Deed of Consent

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the Company agreed to assume the costs related to  the auditing fees associated with CMPL. The fees are being paid by Glencore and are repayable by the Company to Glencore  at the earliest of the closing of the Proposed Business Combination or the cessation thereof. The deferred fees payable to Glencore  as of December 31, 2022 and 2021 were $2,995,087 and $0, respectively. These amounts are included in deferred liabilities on the consolidated balance sheet.

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares —The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of December 31, 2022 and 2021, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued.

The Company did not identify any subsequent events, other than listed below, that would have required adjustment or disclosure in the consolidated financial statements.

Working Capital Loans - Convertible Promissory Note from Related Party

On January 9, 2023, the Company issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. All unpaid principal under the 2023 Sponsor Convertible Note will be due and payable in full on the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination (the “Business Combination”) (such earlier date, the “Maturity Date”).

Pursuant to the terms of the 2023 Sponsor Convertible Note, the Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the 2023 Sponsor Convertible Note, up to $300,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the 2023 Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor.

Senior Syndicated Facility Agreement

On February 28, 2023, MAC-Sub, the Company and New MAC, as guarantors, entered into a syndicated facility agreement (“SFA”) with Citibank, N.A., Sydney Branch, Bank of Montreal, Harris Bank N.A., The Bank of Nova Scotia, Australian Branch, and National Bank of Canada (collectively, the “Senior Lenders”) and Citisecurities Limited, as agent for the Senior Lenders, to provide a senior syndicate loan facility to finance, in part, the Proposed Business Combination.

The SFA provides for, among other things, three credit facilities (collectively, the “Senior Facilitates”) as follows:

(i)	a $205 million acquisition term loan (“Facility A”) that can be used to fund the Business Combination Consideration, requires quarterly repayments that are sculpted as necessary to meet a Debt Service Cover Ratio minimum of 1.50x but can be mandatorily repaid by way of a ‘sweep’ of excess cash available to the MAC-Sub and each of its subsidiaries such that on the last day of each quarter, MAC-Sub must apply 30% of all excess cash in repayment of Facility A applied in inverse order of maturity, and is fully amortized over a notational 5 year loan life based on agreed financial modelling as described in the SFA;
(ii)	a $25 million revolving credit facility (“Facility B”) that can be used only for general corporate purposes post-closing of the Business Combination, requires repayments such that all loans under Facility B are repaid on or before the date that is 3 years after the date of financial close under the SFA (the “Termination Date”); and
(iii)	a A$40 million letter of credit facility (“Facility C”) that is for performance guarantees in favor of the government of New South Wales in relation to the environmental rehabilitation obligations of the CSA Mine and for other financial bank guarantees, as required, requires repayment on the Termination Date. At present Facility A and Facility B are fully committed, with Facility C not yet having received full commitments, but structured on the basis that a further lender can accede to the SFA to fund that Facility C.

The rate of interest for Facility A and B is calculated from the aggregate of i) the margin (being a fixed amount of 3.0% per annum), and (ii) the greater of zero or the secured overnight financing rate (“SOFR”) for such day. The issuance fee for Facility C (in lieu of interest) is 2% per annum on the amount of each outstanding performance guarantee, or 3% per annum on the amount of each outstanding financial guarantee. The SFA also specifies a default interest rate of an additional 2% per annum for overdue payments.

The SFA is subject to customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Loan Note Subscription Agreement – Mezzanine Debt Facility and Equity Subscription Agreement

On March 10, 2023, MAC-Sub, the Company and MAC Limited, as guarantors, entered into a mezzanine debt facility loan note subscription agreement (the “Mezz Facility”) with Sprott Private Resource Lending II (Collector-2), LP, (the “Lender”) and Sprott Resource Lending Corp., as agent and security trustee for the Lender, to provide a mezzanine loan facility to finance, in part, the Proposed Business Combination.

The Mezz Facility provides for, among other things, $135,000,000 total funding available to MAC with a maturity of five (5) years from the closing of the Business Combination. The interest rate on the Mezz Facility will be paid on a quarterly basis and is calculated as the aggregate of (i) the Interest Rate Margin (outlined below), and (ii) the greater of the 3-month term SOFR rate or 2.00% per annum. The Interest Rate Margin is calculated based on the copper price on the first day of each calendar quarter as quoted on the London Metal Exchange (“LME”). The variation in the copper price will determine the margin rate as well as the composition of interest payments (being either cash and/or capitalized to the principal (provided no event of default is continuing) as described below:

LME Copper Price	Margin	Payment
<$3.40/lb	12.00%	100% capitalized / 0% Cash
>$3.40/lb to $3.85/lb	10.00%	60% capitalized / 40% Cash
>$3.85/lb	8.00%	0% capitalized / 100% Cash

Equity Subscription Agreement

Concurrently, in connection with the Mezz Facility, New MAC, the Company, Sprott Private Resource Lending II (Collector), LP (the “Equity Subscriber”) and Sprott Private Resource Lending II (Collector-2), LP, (the “Warrant Subscriber”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Equity Subscriber has committed to purchase 1,500,000 New MAC Ordinary Shares (the “Subscribed Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $15,000,000. In addition, in accordance with the terms of the Mezz Facility, and subject to the consummation of the transactions contemplated thereby, the Warrant Subscriber will receive 3,187,500 warrants to purchase New MAC Ordinary Shares (the “New MAC Financing Warrants”) once the Mezz Facility begins. Each New MAC Financing Warrant will entitle the holder to purchase one New MAC Ordinary Share. The New MAC Financing Warrant documentation will contain customary anti-dilution clauses. The New MAC Financing Warrants will be fully transferrable and will last for the full term of the Mezz Facility with an exercise price of US$12.50 per share. Upon exercise, New MAC may either (i) cash-settle the New MAC Warrants, or (ii) direct the holder to offset the exercise price against the outstanding principal amount of the facility. New MAC may elect to accelerate the exercise date for the New MAC Financing Warrants if New MAC Ordinary Shares are quoted on a recognized stock exchange as over two (2) times the exercise price for twenty (20) consecutive trading days.

The obligations to consummate the transactions contemplated by the Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Mezz Facility and the Proposed Business Combination Agreement.

Silver Purchase Agreement, Silver Stream Equity Subscription, Redemptions Backstop Facility

On March 20, 2023, MAC-Sub, a wholly owned subsidiary of the Company, as a seller psa entity, the Company and New MAC following the Proposed Business Combination, as seller, entered into a silver purchase agreement (the “Silver Stream”) with Osisko Bermuda Limited (the “Purchaser”), pursuant to which the Purchaser will advance to New MAC a $75,000,000 upfront cash deposit (the “Silver Deposit”) on account of future deliveries of refined silver by New MAC to the Purchaser referenced to silver production from the CSA Mine (as defined below). The amount of the Silver Deposit will be increased by an additional $15,000,000 if the average silver market price quoted by the London Bullion Market Association (the “LBMA”) is $25.50 per ounce or more over the ten (10) business day period prior to the closing of the Silver Stream. The Silver Deposit represents a pre-payment of a portion of the purchase price for refined silver to be sold by New MAC to the Purchaser under the Silver Stream.

The Silver Deposit will be used by New MAC to finance, in part, the Proposed Business Combination. The Silver Stream provides for the sale by New MAC to the Purchaser of an amount of refined silver equal to 100% of payable silver (calculated as 90% of produced silver) produced by the CSA Mine during the life of mine. The Purchaser will make ongoing cash payments for refined silver delivered equal to 4% (the “Silver Cash Price”) of the silver price quoted on the LBMA for one ounce of refined silver on the day prior to the date of delivery (the “Silver Market Price”). Until the Silver Deposit is reduced to nil, the Purchaser shall credit the difference between the Silver Market Price and the Silver Cash Price against the outstanding Silver Deposit. After the Silver Deposit is reduced to nil, the Purchaser will pay only the Silver Cash Price for each ounce of refined silver.

Additionally, pursuant to the Silver Stream, the Purchaser has been granted a right of first refusal with respect to any royalty, stream or similar interest in the metals or other minerals mined from a project now or hereafter owned by MAC or any affiliate of New MAC that a third party offers to purchase from New MAC or any affiliate of New MAC (the “ROFR”). The ROFR, applies until the later to occur of: (i) seven (7) years from the closing date of the Silver Stream; and (ii) the date on which the Purchaser or any affiliate ceases to hold or control more than 5% of the issued share capital of New MAC.

Except as otherwise described above and customary terms and conditions for stream transactions, the Silver Stream contains substantially similar representations and warranties, covenants, events of default and other provisions as the SFA governing the three senior credit facilities. The Silver Stream is subject to the completion of the Senior Facilities, Mezz Facility and the Business Combination.

Silver Stream Equity Subscription Agreement

Concurrently, on March 20, 2023, New MAC and the Company entered into a subscription agreement with Osisko Bermuda Limited (the “Subscriber”) (the “Silver Stream Subscription Agreement”) pursuant to which the Subscriber has committed to purchase 1,500,000 New MAC Ordinary Shares at a purchase price of $10.00 per share and an aggregate price of $15,000,000. The subscription is conditional upon the completion of the Silver Stream, Senior Facilities, Mezz Facility and the Proposed Business Combination.

The Silver Stream Subscription Agreement provides for, among other things, the terms of the equity issue which are identical to the PIPE financing in connection with the Proposed Business Combination

Redemptions Backstop Facility

New MAC, the Company and the Purchaser entered into a Redemptions Backstop Facility, consisting of a Copper Purchase Agreement (as defined below) with an upfront deposit of up to $75,000,000 and up to a $25,000,000 equity subscription (to be subscribed for on a pro-rata basis equal to the proportion of the deposit under the Copper Purchase Agreement that New MAC elects to draw on prior to the closing of the Proposed Business Combination (the “Copper Stream Subscription Agreement” (as defined below)). The deposit to be made available under the Redemptions Backstop Facility is drawable at New MAC’s discretion in the event there is a shortfall of funds required for the Proposed Business Combination. The Redemptions Backstop Facility is subject to the completion of the Senior Facilities, Mezz Facility, Silver Stream and the Proposed Business Combination.

Copper Purchase Agreement

On March 20, 2023, MAC-Sub, as a seller psa entity, the Company and New MAC, as sellers, entered into a copper purchase agreement (the “Copper Stream”) with the Purchaser, pursuant to which the Purchaser will make available to New MAC an upfront cash deposit of up to $75,000,000 (the “Available Copper Deposit”) on account of future deliveries of refined copper by New MAC to the Purchaser referenced to copper production from the CSA Mine. New MAC may draw on the Available Copper Deposit in whole or in part by providing notice to the Purchaser no less than ten (10) business days prior to the closing of the Business Combination, with the Purchaser paying to New MAC in cash the amount of the Available Copper Deposit New MAC elects to draw down (the “Elected Deposit Percentage”) at the closing of the Business Combination (the “Copper Deposit”). The Copper Deposit represents a pre-payment of a portion of the purchase price for refined copper to be sold by New MAC to the Purchaser under the Copper Stream.

The Copper Stream provides for the sale by New MAC to the Purchaser of an amount of refined copper equal to the Copper Stream Percentage (as defined below) of payable copper (being 96.2% of produced copper) produced by the CSA Mine during the life of the mine. For the purposes of the Copper Stream, the “Copper Stream Percentage” shall mean during the following periods:

Time Period	% Payable Copper
Closing to 1st Anniversary of the Closing Date	0%
1st Anniversary of the Closing Date to 5th Anniversary	3.00%
5th Anniversary until 33,000 metric tonnes of Refined Copper delivered to the Purchaser (the “Threshold Quantity”)	4.875%
Thereafter from the date that the Threshold Quantity has been met	2.25%

The Threshold Quantity and Copper Stream Percentage will be adjusted on a pro rata basis in accordance with the Elected Deposit Percentage. In addition, under the Copper Stream, New MAC may elect to reduce the Copper Stream Percentage and the Threshold Quantity on the 5th anniversary of the closing date to the amounts and percentages set out in the Copper Stream upon making a one-time payment of $40,000,000 or $20,000,000, respectively.

The Purchaser will make ongoing cash payments for refined copper delivered equal to 4% (the “Copper Cash Price”) of the cash settlement price for one tonne of refined copper quoted by the LME on the date prior to the date of delivery (the “Copper Market Price”). Until the Copper Deposit is reduced to nil, the Purchaser shall credit the difference between the Copper Market Price and the Copper Cash Price against the outstanding Copper Deposit. After the Copper Deposit is reduced to nil, the Purchaser will pay only the Copper Cash Price for each tonne of refined copper.

Except as otherwise described above and customary terms and conditions for stream transactions, the Copper Stream contains substantially similar representations and warranties, covenants, events of default and other provisions as the SFA governing the Senior Facilities. The Copper Stream is subject to the completion of the Senior Facilities, Mezz Facility, Silver Stream and the Proposed Business Combination.

Copper Stream Equity Subscription Agreement

Concurrently, on March 20, 2023, New MAC and the Company entered into a subscription agreement with Osisko Bermuda Limited (the “Subscriber”) (the “Copper Stream Subscription Agreement”) pursuant to which the Subscriber has committed to purchase up to 2,500,000 New MAC Ordinary Shares at a purchase price of $10.00 per share and an aggregate price of up to $25,000,000. The number of shares purchased by the Subscriber shall be adjusted on a pro-rata basis proportional to the percentage of the Available Copper Deposit (as defined in the Copper Stream) drawn down by New MAC under the Copper Stream. The subscription is conditional upon the completion of the Copper Stream, Silver Stream, Senior Facilities, Mezz Facility and the Business Combination.

The Copper Stream Subscription Agreement provides for, among other things, the terms of the equity issue which are identical to the PIPE financing in connection with the Proposed Business Combination.