Form 10-Q
period 2023-03-31
Metals Acquisition Corp
filed 2023-05-02
CIK 1853021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, 26,514,780 Class A ordinary shares, par value $0.0001 per share, and 6,628,695 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

METALS ACQUISITION CORP

Form 10 Q

For the Quarter Ended March 31, 2023

i

METALS ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$35,075	$42,314
Other receivable	65,061	53,200
Prepaid expenses	192,520	201,275
Total current assets	292,656	296,789
Marketable securities held in Trust Account	271,757,366	268,908,716
Deferred financing costs	1,598,459	985,760
Total Assets	$273,648,481	$270,191,265

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses and accounts payable	$2,078,202	$927,261
Due to related party	22,570	—
Deferred liabilities	10,260,573	7,239,473
Deferred underwriting discount	9,280,173	9,280,173
Promissory note – related party	1,459,594	786,096
Total current liabilities	23,101,112	18,233,003

Warrant liability	10,992,098	7,442,633
Total Liabilities	34,093,210	25,675,636

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 26,514,780 shares at redemption value of $10.25 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	271,757,366	268,908,716

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,514,780 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,628,695 shares issued and outstanding	663	663
Additional paid-in capital	—	—
Accumulated deficit	(32,202,758)	(24,393,750)
Total Shareholders’ Deficit	(32,202,095)	(24,393,087)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$273,648,481	$270,191,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2023	2022
Operating and formation costs	$1,203,610	$1,369,159
Acquisition costs	3,383,270	—
Loss from operations	(4,586,880)	(1,369,159)

Other expense:
Change in fair value of warrants	(3,447,505)	(4,496,199)
Change in foreign exchange	626	—
Trust interest income	2,848,650	17,414
Interest expense	(40,842)	—
Bank fee	(1,191)	(869)
Total Other expense, net	(640,262)	(4,479,654)

Net loss	$(5,227,142)	$(5,848,813)

Basic and diluted weighted average Class A shares outstanding, ordinary shares subject to possible redemption	26,514,780	26,514,780

Basic and diluted net loss per share, Class A ordinary shares (as revised)(1)	$0.11	$—

Basic and diluted weighted average Class B ordinary shares outstanding	6,628,695	6,628,695

Basic and diluted net loss per share, Class B ordinary shares (as revised)(1)	$(1.22)	$(0.88)
(1)	Net loss per share for the three months ended March 31, 2022 for Class A Ordinary Shares and Class B Ordinary Shares have been revised to conform with current period presentation (See Note 2).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,628,695	$663	$—	$(24,393,750)	$(24,393,087)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(266,784)	(2,581,866)	(2,848,650)
Contribution of conversion price in excess of fair value of warrants	—	—	—	—	198,040	—	198,040
Amount in excess of the face value over the present value on related party promissory note	—	—	—	—	68,744	—	68,744
Net loss	—	—	—	—	—	(5,227,142)	(5,227,142)
Balance as of March 31, 2023	—	$—	6,628,695	$663	$—	$(32,202,758)	$(32,202,095)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,628,695	$663	$—	$(16,835,266)	$(16,834,603)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(25,233)	(25,233)
Net loss	—	—	—	—	—	(5,848,813)	(5,848,813)
Balance as of March 31, 2022	—	$—	6,628,695	$663	$—	$(22,709,312)	$(22,708,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METALS ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash flows from Operating Activities:
Net loss	$(5,227,142)	$(5,848,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,848,650)	(17,414)
Change in fair value of warrants	3,447,505	4,496,199
Interest expense	40,842	—
Changes in operating assets and liabilities:
Prepaid expenses	8,755	22,996
Other receivable	(11,861)	—
Accrued expenses and accounts payable	538,242	768,735
Due to related party	22,570	—
Deferred liabilities	3,021,100	—
Net cash used in operating activities	(1,008,639)	(578,297)

Cash flows from Financing Activities:
Proceeds from promissory note - related party	701,400	—
Proceeds from convertible promissory note – related party	300,000	—
Net cash provided by financing activities	1,001,400	—

Net change in cash	(7,239)	(578,297)
Cash, beginning of the period	42,314	954,974
Cash, end of the period	$35,075	$376,677

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,848,650	$25,233
Private warrants issued upon conversion of related party promissory note	$101,960	$—
Deferred financing costs included in accrued expenses	$947,037	$—
Capital contributed on settlement of related party note	$198,040	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2021 (inception) through March 31, 2023, relates to the Company’s formation, operating costs, and the initial public offering (the “IPO”), described below and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments in the trust account derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In addition, the Sponsor sold membership interests representing an aggregate of 1,272,500 founder shares to all Anchor Investors combined in the Sponsor, that will convert on a one-to-one basis into common shares in New MAC upon the Proposed Business Combination.

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

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the parties thereto agreed to (i) permit the Company to undertake a re-domiciliation whereby the Company will be merged with and into MAC Limited, with MAC Limited continuing as the surviving company (“New MAC”) and (ii) amend the consideration payable to Glencore in connection with the acquisition of the CSA Mine whereby the Company and MAC-Sub will:

(a)	Pay at least $775 million in cash (with the potential to be scaled up to $875 million depending on equity demand) to Glencore (subject to customary closing accounts adjustment (including New MAC being liable for accounting fees in connection with the transaction) to reflect the working capital, net debt and tax liabilities of CMPL at the Closing;

(b)	Issue up to 10,000,000 ordinary shares of New MAC (the “New MAC Ordinary Shares”) at the Closing (the “Rollover Shares”) to Glencore (having a value of up to $100,000,000) with Glencore having the option to scale down the amount to $0 subject to MAC raising sufficient equity (with any scale-back to be reflected in the upfront cash payment scale-up, as set forth in subsection (a));
(c)	Pay $75 million in a deferred cash payment on the following terms:
(i)	Payable upon New MAC’s listing on the Australian Stock Exchange or undertaking any alternative equity raise (up to 50% of the net proceeds from the raise, capped at US$75 million);
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

(e)	Enter into a Royalty Deed and Offtake Agreement as previously disclosed in the SSA; and
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

On April 14, 2023, the Company, New MAC and certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for an aggregate of 11,362,506 ordinary shares, par value $0.0001 per share, of the Issuer (the “Subscribed Shares”) at a purchase price of $10.00 per share, for an aggregate purchase price of $113,625,060 in a private placement or placements (the “Private Placements”) to be consummated immediately prior to or substantially concurrently with the consummation of the Proposed Business Combination. The obligations of the parties to consummate the transactions contemplated by the Subscription Agreements shall be contingent upon, among other things, customary closing conditions and the consummation of the Proposed Business Combination.

The Subscription Agreements will terminate upon the earlier of (i) such date and time as the Share Sale Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of the Company and Subscriber to terminate the Subscription Agreements, or (iii) August 2, 2023.

Michael James McMullen, Chief Executive Officer and a member of the board of directors of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $1,500,000. Katherine Crouse, spouse of Marthinus J. Crouse, Chief Financial Officer of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $250,000. Patrice Ellen Merrin, director of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $50,000.

In connection with the Subscription Agreements, Green Mountain Metals, LLC, the Company’s sponsor, agreed to transfer an aggregate of 517,500 shares of Class B common stock (Founder Shares converted to ordinary common stock on closing of the Proposed Business Combination) of the Company that it currently holds to certain investors who agreed to subscribe for a significant number of Subscribed Shares.

Going Concern and Management’s Plan

As of March 31, 2023, the Company had $35,075 of cash and a working capital deficit of $22,808,456.

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

On October 25, 2022, the Company issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, the Company issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $1,187,496 was outstanding under the December 2022 Note.

On January 9, 2023, the Company issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 resulting in the issuance of 200,000 private placement warrants to the Sponsor, fully satisfying the Company’s obligation under the 2023 Sponsor Convertible Note.

On March 31, 2023, the Company issued an unsecured non-convertible promissory note (the “March 2023 Note”) to the Sponsor pursuant to which the Company may borrow up to $339,877 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The March 2023 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine (“CSA Mine”) in the Company’s business combination. As of March 31, 2023 there was no balance outstanding under the March 31, 2023 Note.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination . Per the Going Concern note above, the Company intends to continue to complete the Proposed Business Combination before the mandatory liquidation date of August 2, 2023. However; the Company is within 5 months of its mandatory liquidation date as of the time of filing of this Report and without an extension it is highly unlikely that a different business combination would be consummated if the Proposed Business Combination failed.

The condition precedent satisfaction date under the Share Sale Agreement (as amended) for the Proposed Business Combination is April 28, 2023 (“CP Date”). If all conditions precedent are not satisfied or waived by the CP Date and the parties don’t mutually agree an extension in writing, then both the Company and Glencore have the option to unilaterally elect to terminate the Share Sale Agreement. In the event the conditions precedent are not satisfied or waived in full by the CP Date and neither party elects to terminate, then the Share Sale Agreement remains binding on both parties until such date as one party elects to exercise its option to terminate

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 24, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

The condensed consolidated financial statements include the accounts of a wholly-owned subsidiary Metals Acquisition Corp. (Australia) Pty Ltd (“MAC-Sub”), a private company incorporated in Australia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. MAC-Sub was solely incorporated for the purpose of the Proposed Business Combination and was dormant for 2022. Intercompany transactions for the period ended March 31, 2023 were eliminated upon consolidation.

Revision of Prior Year Presentation

Certain prior year amounts have been revised to conform to the current year presentation. These revisions had no effect on the reported results of operations. A revision has been made to the Statement of Operations for March 31, 2022, to revise the earnings per share for Class A Ordinary Shares and Class B Ordinary Shares to conform to the current year calculation in applying the two class method.

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

Cash and Cash Equivalents

The Company had $35,075 and $42,314 of cash as of March 31, 2023 and December 31, 2022. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, funds held in the Trust Account included $271,757,366 and $268,908,716 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

Debt Financing Costs

The Company complies with the requirements of ASC 835-30-45-1A with respect to debt financing costs. Debt financing costs consist principally of legal and professional fees incurred through the balance sheet date that are directly related to the procurement of the Senior Syndicated Facility and the Mezz Facility. Debt financing costs incurred prior to the closing of the related debt instrument are capitalized and reported in the balance sheet as a long-term deferred asset until the closing of the related debt instrument at which time the accumulated debt financing costs are capitalized to the debt instrument as previously discussed. As of March 31, 2023 and December 31, 2022, $1,598,459 and $985,760, respectively, were capitalized and are included in deferred financing costs on the condensed consolidated balance sheets. On February 28, 2023 and March 10, 2023, the Company closed the Senior Syndicated Facility and the Mezz Facility respectively – Refer to Note 6.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the consolidated statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $26,713,571 (consisting of $5,302,956 of underwriting fees, $9,280,173 of deferred underwriting fees, $11,107,653 of fair value of founder shares sold to Anchor Investors, and $1,022,789 of other offering costs) were recognized. Of the $26,713,571 offering costs $1,984,130 were allocated to the Public and Private Warrants and included in other expenses for the period and $24,729,441 included in temporary equity. There were no offering costs incurred for the three months ended March 31, 2023.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$265,147,800
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,052,833)
Ordinary share issuance costs	(24,729,441)
Plus:
Remeasurement adjustment of carrying value to redemption value	42,543,190
Ordinary shares subject to possible redemption as of December 31, 2022	268,908,716
Plus:
Remeasurement adjustment of carrying value to redemption value	2,848,650
Ordinary shares subject to possible redemption as of March 31, 2023	$271,757,366

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022 (1)
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$2,848,650	$(8,075,792)	$17,415	$(5,866,228)
Denominator:
Weighted average shares outstanding	26,514,780	6,628,695	26,514,780	6,628,695

Basic and diluted net income/(loss) per ordinary share	$0.11	$(1.22)	$—	$(0.88)
(1)	Net loss per share for the three months ended March 31, 2022 for Class A Ordinary Shares and Class B Ordinary Shares have been revised to conform with current period presentation (See Note 2).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

The employment agreements expected to be signed by management in connection with the close of the Proposed Business Combination provide for the grant of 336,000 restricted stock units. As these grants are contingent upon the close of the Proposed Business Combination no amounts have been recorded in these condensed consolidated financial statements.

On April 14, 2023, the Company, New MAC and certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for an aggregate of 11,362,506 ordinary shares, par value $0.0001 per share, of the Issuer (the “Subscribed Shares”) at a purchase price of $10.00 per share, for an aggregate purchase price of $113,625,060 in a private placement or placements (the “Private Placements”) to be consummated immediately prior to or substantially concurrently with the consummation of the Proposed Business Combination. The private placement included related party transactions specified below.

Michael James McMullen, Chief Executive Officer and a member of the board of directors of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $1,500,000. Katherine Crouse, spouse of Marthinus J. Crouse, Chief Financial Officer of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $250,000. Patrice Ellen Merrin, director of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $50,000.

In connection with the Subscription Agreements, Green Mountain Metals, LLC, the Company’s sponsor, agreed to transfer an aggregate of 517,500 shares of Class B common stock (Founder Shares converted to ordinary common stock on closing of the Proposed Business Combination) of the Company that it currently holds to certain investors who agreed to subscribe for a significant number of Subscribed Shares

Promissory Note — Related Party

On October 25, 2022 the Company issued an unsecured promissory note (“the October 2022 Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the October 2022 Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination. As of March 31, 2023 and December 31, 2022 $300,000 were outstanding under the October 2022 Note.

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

As of March 31, 2023 and December 31, 2022, $1,187,496 and $486,096 were outstanding under the December 2022 Note, respectively.

The Company assessed the October 2022 Note and December 2022 Note and calculated the difference between the face value and the present value of the notes and the difference of $68,744 was recorded as a contribution from the Sponsor on the statement of shareholders’ deficit as of March 31, 2023. The Company also calculated imputed interest on the notes under FASB ASC Topic 835-30, “Imputation of Interest” in the amount of $40,842 and recorded interest expense on the statement of operations as of March 31, 2023.

On March 31, 2023, the Company issued an unsecured non-convertible promissory note (the “March 2023 Note”) to the Sponsor pursuant to which the Company may borrow up to $339,877 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The March 2023 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine (“CSA Mine”) in the Company’s business combination. As of March 31, 2023, there was no amount outstanding under the March 2023 Note.

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor incurred expenses on behalf of the Company only between the initial Company registration and the IPO. The liability was non-interest bearing and due on demand. During the year ended December 31, 2021, the Company received advances from related parties of $150,000 and were fully repaid at the close of the IPO. As at March 31, 2023 and December 31, 2022, there were no advances from Related Parties.

Working Capital Loans – Convertible Promissory Note from Related Party

To finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. If the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

On May 6, 2022, the Company entered into a convertible promissory note agreement with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,200,000. The 2022 Sponsor Convertible Note is non-interest bearing and payable on the earlier of (i) August 2, 2023, or (ii) the date on which the Company consummates the initial Business Combination. If the Company does not consummate the Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the 2022 Sponsor Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of the 2022 Sponsor Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants; provided, however, that (i) the warrants will not be subject to forfeiture in connection with the Business Combination and (ii) the warrants will grant the holders the right to purchase one ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Concurrently with entering into the agreement, the Company borrowed $1,200,000 against the Sponsor Convertible Note. On May 24, 2022, the Sponsor exercised the conversion option and converted the issued and outstanding loan balance of $1,200,000 under the 2022 Sponsor Convertible Note into 800,000 private placement warrants. As of March 31, 2023, there were no outstanding amounts under the 2022 Sponsor Convertible Note.

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

Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the 2023 Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. The Company assessed the provisions of the 2023 Sponsor Convertible Note under

ASC 470-20 and determined due to the conversion of the note concurrent with the issuance of the promissory note there was no derivative component to be valued and recorded a warrant liability in the amount of $101,960 on January 9, 2023.

Note 6 — Recurring Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the Company’s warrant liability was valued at $10,992,098 and $7,442,633. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. As of March 31, 2023 and December 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and reclassified to Level 2.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$271,757,366	$—	$—
	$271,757,366	$—	$—
Liabilities:
Public Warrants	$6,319,356	$—	$—
Private Placement Warrants	—	4,672,742	—
	$6,319,356	$4,672,742	$—

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

Except for the transfer from Level 3 to Level 1 for the Public Warrants and Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 for the year ended December 31, 2022 and for the three months ended March 31, 2023.

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of March 31, 2023 and December 31, 2022 were $4,168,087 and $3,373,124, respectively. These amounts are included in deferred liabilities on the consolidated balance sheets.

Tax Planning Services Agreement

Tax planning services rendered by the Company’s tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of March 31, 2023 and December 31, 2022 were $662,562 and $544,119, respectively. These amounts are included in deferred liabilities on the consolidated balance sheets.

Glencore Deed of Consent and Side Letter

On November 22, 2022, the Company, MAC-Sub and New MAC entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the Company agreed to assume the costs related to the auditing fees associated with CMPL. The fees are being paid by Glencore and are repayable by the Company to Glencore at the earliest of the closing of the Proposed Business Combination or the cessation thereof. The deferred fees payable to Glencore as of March 31, 2023 and December 31, 2022 were $4,530,101 and $2,995,087, respectively. These amounts are included in deferred liabilities on the consolidated balance sheets.

On April 21, 2023, the Company, MAC-Sub, New MAC and Glencore entered into the CMPL Share Sale Agreement Side Letter (the “Side Letter”). Pursuant to the Side Letter, the Sunset Date (as defined in the SSA) has been extended from April 28, 2023 to June 1, 2023. In addition, MAC, MAC-Sub, and MAC Limited have requested that Glencore procure legal opinions relating to certain of its Related Bodies Corporate (as defined in the SSA). Pursuant to the Side Letter, MAC, MAC-Sub, and New MAC agreed to reimburse Glencore for any fees incurred in connection with procuring such legal opinions.

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

The Copper Stream provides for the sale by New MAC to the Purchaser of an amount of refined copper equal to the Copper Stream Percentage (as defined below) of payable copper (being 96.2% of produced copper) produced by the CSA Mine during the life of the mine. For the purposes of the Copper Stream, the “Copper Stream Percentage” shall mean during the following periods:

Time Period	% Payable Copper
Closing to 1st Anniversary of the Closing Date	—%
1st Anniversary of the Closing Date to 5th Anniversary	3.00%
5th Anniversary until 33,000 metric tonnes of Refined Copper delivered to the Purchaser (the “Threshold Quantity”)	4.875%
Thereafter from the date that the Threshold Quantity has been met	2.25%

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

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 26,514,780 shares subject to possible redemption reflected as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In March 2021, the Company issued 7,187,500 Class B ordinary shares, par value $0.0001 per share, of which 937,500 were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On September 3, 2021, with the partial exercise of the over-allotment option, the Sponsor forfeited 558,805 of the Class B ordinary shares. Accordingly, as of March 31, 2023 and December 31, 2022, the Company had issued 6,628,695 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.004 per share.

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

The Company did not identify any subsequent events, other than listed below, that would have required adjustment in the unaudited condensed consolidated financial statements.

In connection with the Proposed Business Combination, on April 14, 2023, the Company, New MAC and certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for an aggregate of 11,362,506 ordinary shares, par value $0.0001 per share, of the Issuer (the “Subscribed Shares”) at a purchase price of $10.00 per share, for an aggregate purchase price of $113,625,060 in a private placement or placements (the “Private Placements”) to be consummated immediately prior to or substantially concurrently with the consummation of the Proposed Business Combination. The obligations of the parties to consummate the transactions contemplated by the Subscription Agreements shall be contingent upon, among other things, customary closing conditions and the consummation of the Proposed Business Combination.

The Subscription Agreements will terminate upon the earlier of (i) such date and time as the Share Sale Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of the Company and Subscriber to terminate the Subscription Agreements, or (iii) August 2, 2023.

Michael James McMullen, Chief Executive Officer and a member of the board of directors of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $1,500,000. Katherine Crouse, spouse of Marthinus J. Crouse, Chief Financial Officer of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $250,000. Patrice Ellen Merrin, director of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $50,000.

In connection with the Subscription Agreements, Green Mountain Metals, LLC, the Company’s sponsor, agreed to transfer an aggregate of 517,500 shares of Class B common stock (Founder Shares converted to ordinary common stock on closing of the Proposed Business Combination) of the Company that it currently holds to certain investors who agreed to subscribe for a significant number of Subscribed Shares.

On April 21, 2023, the Company, MAC-Sub, New MAC and Glencore entered into the CMPL Share Sale Agreement Side Letter (the “Side Letter”). Pursuant to the Side Letter, the Sunset Date (as defined in the SSA) has been extended from April 28, 2023 to June 1, 2023. In addition, MAC, MAC-Sub, and MAC Limited have requested that Glencore procure legal opinions relating to certain of its Related Bodies Corporate (as defined in the SSA). Pursuant to the Side Letter, MAC, MAC-Sub, and New MAC agreed to reimburse Glencore for any fees incurred in connection with procuring such legal opinions.

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

We will have only 24 months from the closing of the IPO (the “Combination Period”), which is within 5 months from the date of filing of this Report, to complete the initial Business Combination. If we have not completed the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Working Capital Loans – Convertible Promissory Notes from Related Party

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

Promissory Notes from Related Party

On October 25, 2022 the Company issued an unsecured promissory note (the “October 2022 Note”) to the Sponsor, pursuant to which the Company borrowed the maximum of $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the October 2022 Note will be due and payable in full the earlier of (i) August 2, 2023 and (ii) the consummation of the Business Combination. As of March 31, 2023 and December 31, 2022, $300,000 was outstanding under the October 2022 note.

On December 21, 2022, the Company issued an unsecured promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the December 2022 Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the CSA Mine in the Company’s Proposed Business Combination. The issuance of the December 2022 Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. As of March 31, 2023 and December 31, 2022, $1,187,496 and $486,096 was outstanding respectively under the December 2022 note.

On March 31, 2023, the Company issued an unsecured non-convertible promissory note (the “March 2023 Note”) to the Sponsor pursuant to which the Company may borrow up to $339,877 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The March 2023 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine (“CSA Mine”) in the Company’s business combination.As of March 31, 2023, there was no balance outstanding under the March 2023 Note.

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

The Copper Stream provides for the sale by New MAC to the Purchaser of an amount of refined copper equal to the Copper Stream Percentage (as defined below) of payable copper (being 96.2% of produced copper) produced by the CSA Mine during the life of the mine. For the purposes of the Copper Stream, the “Copper Stream Percentage” shall mean during the following periods:

Time Period	% Payable Copper
Closing to 1st Anniversary of the Closing Date	—%
1st Anniversary of the Closing Date to 5th Anniversary	3.00%
5th Anniversary until 33,000 metric tonnes of Refined Copper delivered to the Purchaser (the “Threshold Quantity”)	4.875%
Thereafter from the date that the Threshold Quantity has been met	2.25%

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

Private Placements

In connection with the Proposed Business Combination, on April 14, 2023, the Company, New MAC and certain investors entered into subscription agreements (the “Subscription Agreements”), pursuant to which such investors agreed to subscribe for an aggregate of 11,362,506 ordinary shares, par value $0.0001 per share, of the Issuer (the “Subscribed Shares”) at a purchase price of $10.00 per share, for an aggregate purchase price of $113,625,060 in a private placement or placements (the “Private Placements”) to be consummated immediately prior to or substantially concurrently with the consummation of the Proposed Business Combination. The obligations of the parties to consummate the transactions contemplated by the Subscription Agreements shall be contingent upon, among other things, customary closing conditions and the consummation of the Proposed Business Combination.

The Subscription Agreements will terminate upon the earlier of (i) such date and time as the Share Sale Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of the Company and Subscriber to terminate the Subscription Agreements, or (iii) August 2, 2023.

Michael James McMullen, Chief Executive Officer and a member of the board of directors of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $1,500,000. Katherine Crouse, spouse of Marthinus J. Crouse, Chief Financial Officer of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $250,000. Patrice Ellen Merrin, director of the Company, has entered into a Subscription Agreement with an aggregate purchase price of $50,000.

In connection with the Subscription Agreements, Green Mountain Metals, LLC, the Company’s sponsor, agreed to transfer an aggregate of 517,500 shares of Class B common stock (Founder Shares converted to ordinary common stock on closing of the Proposed Business Combination) of the Company that it currently holds to certain investors who agreed to subscribe for a significant number of Subscribed Shares.

Results of Operations

Activity for the period from March 11, 2021 (inception) through March 31, 2023, relates to the preparation and consummation of the IPO, the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the SSA. We will at the earliest generate any operating revenues after the completion of a Business Combination. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account as well as interest income on operating cash balances.

For the three months ended March 31, 2023, we had a net loss of $5,227,142, consisting of the operating costs of $4,586,880, change in the fair value of warrant liabilities of $3,447,505, interest expense of $40,842 and bank fees of $1,191, offset by change in foreign exchange rate of $626 and trust interest income of $2,848,650.

For the three months ended March 31, 2022, we had a net loss of $5,848,813, consisting of the change in the fair value of warrant liabilities of $4,496,199, $1,369,159 in operating costs, and $869 in bank fees offset by trust interest income of $17,414.

We classify the warrants issued in connection with the IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. For the three months ended March 31, 2023, the change in fair value of warrants, including the addition of warrants issued upon conversion of the Sponsor Convertible Note, was a decrease of $3,3447,504. On January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount under the 2023 Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. The fair value of the converted warrants at March 31,2023 and January 9, 2023 (issuance) was $143,000 and $101,960.

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

Liquidity and Capital Resources

As of March 31, 2023, we had $35,075 of cash outside of our trust account and working capital deficit of $22,808,456. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial Business Combination.

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

On October 25, 2022, we issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, we issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which the Company may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $1,187,496 was outstanding under the December 2022 Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $30,000 of Working Capital Loans into Private Placement Warrants.

On March 31, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor pursuant to which the Company may borrow up to $339,877 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine (“CSA Mine”) in the Company’s business combination.

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

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as of March 31, 2023 and December 31, 2022 were $4,168,087 and $3,373,124, respectively.

Tax Planning Services Agreement

Tax Planning services rendered by our tax advisor are accrued on a monthly basis but deferred for settlement until the closing of the Proposed Business Combination. The deferred fees as of March 31, 2023 and December 31, 2022 were $662,562 and $544,119, respectively.

As of March 31, 2023, we did not have any other long-term debt, finance or operating lease obligations.

Glencore Deed of Consent

On November 22, 2022, the Company, MAC-Sub and Metals Acquisition Limited (“MAC Limited”) entered into a Deed of Consent and Covenant (the “Deed of Consent and Covenant”) with Glencore to amend the SSA (the “Amendment”). Pursuant to the Amendment, the Company agreed to assume the costs related to the auditing fees associated with CMPL. The fees are being paid by Glencore and are repayable by the Company to Glencore at the earliest of the closing of the Proposed Business Combination or the cessation thereof. The deferred fees payable to Glencore as of March 31, 2023 and December 31, 2022, were $4,530,101 and $2,995,087, respectively.

Going Concern and Management’s Plan

As of March 31, 2023, we had $35,075 of cash and a working capital deficit of $22,808,456.

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

On October 25, 2022, we issued an unsecured non-convertible promissory note (the “October 2022 Note”) to the Sponsor pursuant to which we may borrow up to $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The October 2022 Note bears no interest and all unpaid principal under the note will be due and payable in full up to the earlier of (1) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $300,000 was outstanding under the October 2022 Note.

On December 21, 2022, we issued an unsecured non-convertible promissory note (the “December 2022 Note”) to the Sponsor pursuant to which we may borrow up to $1,254,533 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The December 2022 Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023, and (ii) the acquisition of the Cornish, Scottish and Australian Mine in the Company’s Proposed Business Combination. As of March 31, 2023, $1,187,496 was outstanding under the December 2022 Note.

On January 9, 2023, we issued an unsecured promissory note (the “2023 Sponsor Convertible Note”) to the Sponsor pursuant to which the Company borrowed $300,000 from the Sponsor for transaction costs reasonably related to the consummation of the Proposed Business Combination. Concurrently upon the issuance of the 2023 Sponsor Convertible Note, on January 9, 2023, the Sponsor exercised its option to convert the issued and outstanding loan amount of $300,000 under the Sponsor Convertible Note, resulting in the issuance of 200,000 private placement warrants to the Sponsor. As of January 9, 2023, the Sponsor has fully exercised the option to convert $300,000 of Working Capital Loans into Private Placement Warrants.

On March 31, 2023, the Company issued an unsecured non-convertible promissory note to the Sponsor pursuant to which the Company may borrow up to $339,877 from the Sponsor for transaction costs reasonably related to the consummation of the Business Combination. The Note bears no interest and all unpaid principal under the Note will be due and payable in full up the earlier of (i) August 2, 2023 and (ii) the acquisition of the Cornish, Scottish and Australian Mine (“CSA Mine”) in the Company’s business combination.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. We intend to continue to complete a Business Combination before the mandatory liquidation date. The Company is within 5 months from its mandatory liquidation date as of the time of filing of this Report.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the IPO on August 2, 2021, and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are derivative instruments. As the warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the consolidated statements of operations in the period of change.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the balance sheets.

Net Income (Loss) Per Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. In applying the two-class method, net income (loss) is shared pro rata between the two classes of shares whereas net losses, after adjustment for Trust income, are allocated solely to Class B ordinary shares, as Class A ordinary shares have no obligation to fund losses nor is their redemption feature reduced as a result of losses. Private and public warrants to purchase 14,373,564 Class A ordinary shares at $11.50 per share were issued on August 2, 2021, and September 3, 2021. On May 24, 2022, the Sponsor exercised its option to convert the issued and outstanding loan amount of $1,200,000 under the 2022 Sponsor Convertible Note, resulting in the issuance of 800,000 private placement warrants to the Sponsor. Each private placement warrant entitles the Sponsor to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from (losses) earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and we are not required to provide the information otherwise required under this item. Over the reporting period ending March 31, 2023, the Company was not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, calculating earnings per share using the two-class method and accruals. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on March 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risk factors set forth in the Annual Report on Form 10-K are supplemented with the following risk factor, which should be read in conjunction with the risk factors set forth in the Annual Report on Form-10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2023.

METALS ACQUISITION CORP

By:	/s/ Michael James McMullen
Name:	Michael James McMullen
Title:	Chief Executive Officer